Form 10-Q
period 2000-09-30
GABRIEL COMMUNICATIONS INC /DE/
filed 2000-12-11
CIK 1116564

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                        Commission file number 333-41040

                          GABRIEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            43-1820855
        (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
        Incorporation or Organization)

   16090 SWINGLEY RIDGE ROAD, SUITE 500, CHESTERFIELD, MISSOURI         63017
             (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (636) 537-5700

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         At December 8, 2000, 19,402,029 shares of the registrant's common stock were outstanding.

                          GABRIEL COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                  Page No.


PART I  FINANCIAL INFORMATION........................................................................................3


Item 1. Financial Statements.........................................................................................3


   Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 (unaudited)..................4
   Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2000 and 1999 (unaudited).........................................................................5
   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (unaudited).........................................................................6
   Notes to Condensed Consolidated Financial Statements..............................................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................13


Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................21



PART II  OTHER INFORMATION..........................................................................................22


Item 2. Changes in Securities and Use of Proceeds...................................................................22


Item 6. Exhibits and Reports on Form 8-K............................................................................22


SIGNATURES..........................................................................................................23


INDEX TO EXHIBITS...................................................................................................24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                -------------    --------------
                         ASSETS                                                      2000             1999
                                                                                -------------    --------------
                                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                    $  46,408,868    $  63,080,026
   Accounts receivable, net of allowance for doubtful accounts
     of $194,350 and $15,602 in 2000 and 1999, respectively                         2,337,251          405,354
   Prepaid expenses and other current assets                                        3,022,149          762,861
   Preferred stock subscriptions receivable                                        67,458,594               --
                                                                                -------------    -------------

          Total current assets                                                    119,226,862       64,248,241
                                                                                -------------    -------------

Property and equipment, net                                                        86,394,964       33,805,919

Other noncurrent assets:
   Investments                                                                      4,830,797        2,000,000
   Other assets, net                                                                3,455,547        2,657,859
                                                                                -------------    -------------

          Total other noncurrent assets                                             8,286,344        4,657,859
                                                                                -------------    -------------

          Total assets                                                          $ 213,908,170    $ 102,712,019
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   2,400,472    $   1,306,127
   Accrued expenses and other current liabilities                                   9,661,549        3,188,697
                                                                                -------------    -------------

          Total current liabilities                                                12,062,021        4,494,824

Long-term debt                                                                     20,000,000       20,000,000
                                                                                -------------    -------------

          Total liabilities                                                        32,062,021       24,494,824
                                                                                -------------    -------------

Minority interest                                                                   1,562,593               --

Stockholders' equity:
   Preferred stock - Series A, $.01 par value, 30,200,000
     shares authorized:  26,850,000 issued and outstanding in
     2000 and 1999                                                                    268,500          268,500
   Preferred stock - Series A-1, $.01 par value, 3,125,000
     shares authorized; 3,125,000 issued and outstanding in
     2000 and 1999                                                                     31,250           31,250
   Preferred stock - Series B, $.01 par value, 32,500,000
     shares authorized; 9,936,371 issued and outstanding in
     2000; 19,283,083 subscribed                                                      292,195               --
   Common stock, $.01 par value, 60,000,000 shares
     authorized; 6,148,200 and 5,469,200 issued
     and outstanding in 2000 and 1999, respectively                                    61,482           54,692
   Additional paid-in capital                                                     301,451,740       95,726,049
   Treasury stock at cost, 100,000 shares                                            (416,000)              --
   Accumulated deficit                                                            (53,882,622)     (17,863,296)
                                                                                -------------    -------------

                                                                                  247,806,545       78,217,195
   Preferred stock subscriptions receivable                                       (67,522,989)              --
                                                                                -------------    -------------

          Total stockholders' equity                                              180,283,556       78,217,195
                                                                                -------------    -------------

          Total liabilities and stockholders' equity                            $ 213,908,170    $ 102,712,019
                                                                                =============    =============


See accompanying notes to the condensed consolidated financial statements.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS                               NINE MONTHS
                                              ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                         ----------------------------               ----------------------------
                                              2000            1999                      2000             1999
                                         -------------   ------------               ------------    ------------

Revenue                                  $  2,841,532    $     74,019               $  6,111,414    $     78,027

Operating expenses:
   Cost of communication services           2,256,497          73,532                  4,890,748          78,113
       (exclusive of depreciation and
        amortization shown separately
        below)
   Selling, general and administrative     12,810,067       5,764,695                 29,866,391      10,438,710
   Depreciation and amortization            3,367,712         508,959                  7,729,941         621,582
                                         ------------    ------------               ------------    ------------

          Total operating expenses         18,434,276       6,347,186                 42,487,080      11,138,405
                                         ------------    ------------               ------------    ------------

          Loss from operations            (15,592,744)     (6,273,167)               (36,375,666)    (11,060,378)
                                         ------------    ------------               ------------    ------------

Other income (expense):
   Interest income                          1,018,672         390,462                  2,862,459         939,648
   Interest expense                          (764,622)             --                 (2,204,323)             --
   Equity in loss of affiliate               (239,855)             --                   (419,203)             --
                                         ------------    ------------               ------------    ------------

          Total other income                   14,195         390,462                    238,933         939,648
                                         ------------    ------------               ------------    ------------

          Net loss before minority
          interest                        (15,578,549)     (5,882,705)               (36,136,733)    (10,120,730)

Minority interest                              68,091              --                    117,407              --
                                         ------------    ------------               ------------    ------------

          Net loss                       $(15,510,458)   $ (5,882,705)              $(36,019,326)   $(10,120,730)
                                         ============    ============               ============    ============

Basic and diluted loss per share         $      (2.57)   $      (1.10)              $      (6.12)   $      (1.92)
                                         ============    ============               ============    ============

Weighted average common shares
   outstanding, basic
   and diluted                              6,048,200       5,364,422                  5,887,639       5,272,632
                                         ============    ============               ============    ============


See accompanying notes to the condensed consolidated financial statements.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                       2000                  1999
                                                                                   ------------          -----------
Cash flows from operating activities:
    Net loss after minority interest                                               $(36,019,326)        $(10,120,730)
    Adjustments to reconcile net loss after minority interest to net cash used in operating activities:
        Depreciation and amortization                                                 7,729,941              621,582
        Minority interest                                                              (117,407)                  --
        Equity in loss of affiliate                                                     419,203                   --
        Provision for doubtful accounts                                                 178,748                   --
        Changes in assets and liabilities:
          Increase in accounts receivable                                            (2,110,645)            (170,394)
          Increase in prepaid expenses and other assets                              (3,298,511)            (438,353)
          Increase in accounts payable                                                1,094,345              845,945
          Increase in accrued expenses and other current liabilities                  6,472,852            2,093,695
                                                                                   ------------         ------------

             Net cash used in operating activities                                  (25,650,800)          (7,168,255)
                                                                                   ------------         ------------


Cash flows from investing activities:
    Purchases of property and equipment                                             (60,077,451)         (24,402,251)
    Purchase of investments                                                          (3,250,000)                  --
                                                                                   ------------         ------------

             Net cash used in investing activities                                  (63,327,451)         (24,402,251)
                                                                                   ------------         ------------

Cash flows from financing activities:
    Capital contributions from minority interests                                     1,680,000                   --
    Proceeds from issuance of stock                                                  70,627,093           27,790,768
                                                                                   ------------         ------------

             Net cash provided by financing activities                               72,307,093           27,790,768
                                                                                   ------------         ------------

             Net decrease in cash                                                   (16,671,158)          (3,779,738)

Cash, beginning of period                                                            63,080,026           28,682,294
                                                                                   ------------         ------------

Cash, end of period                                                                $ 46,408,868         $ 24,902,556
                                                                                   ============         ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                         $  1,470,155         $    141,944
                                                                                   ============         ============


See accompanying notes to condensed consolidated financial statements.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      GENERAL

         Gabriel Communications, Inc. was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of September 30, 2000, Gabriel was operational in 12 markets:
St. Louis, Kansas City, Springfield, Wichita, Little Rock, Tulsa, Oklahoma City, Indianapolis, Akron, Cincinnati, Columbus, and Dayton. An additional market, Lexington, became operational in October 2000.

         Until May 1999, Gabriel was in the development stage. From its inception in June 1998 through May 1999, Gabriel's principal activities included developing business plans, hiring management and other key personnel, raising capital, procuring governmental authorizations, designing and developing its networks, acquiring equipment and facilities, and designing and deploying operations support and other back office systems.

         Gabriel has experienced operating losses and negative cash flow since its inception and expects to continue to experience significant operating losses and negative cash flow as it expands its operations, constructs and develops its networks and grows its customer base. Gabriel intends to fund the negative operating cash flows through its debt and equity capital.

(2)      BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include the consolidated accounts of Gabriel Communications, Inc., its wholly-owned subsidiaries and, for the period ended September 30, 2000, an affiliated company in which Gabriel has a controlling interest (collectively, "Gabriel"). Gabriel has a fifty percent interest in a joint venture which is accounted for under the equity method. All significant intercompany transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with Gabriel's audited consolidated financial statements as of and for the year ended December 31, 1999 which are included in Gabriel's Registration Statement on Form S-4 (Commission File No. 333-41040). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that require hedge accounting. Gabriel is required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities -- an amendment to FASB Statement No. 133" on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Gabriel does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fourth fiscal quarter of 2000. Gabriel does not believe adoption will have a material impact on its consolidated financial position or results of operations.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                    2000                    1999
                                                                -------------           -----------

Network equipment                                               $34,788,230             $12,259,144
Leasehold improvements                                            7,420,610               3,949,354
Computer hardware                                                 6,225,649               3,561,316
Computer software                                                 9,129,582               4,371,879
Furniture and office equipment                                    2,605,892               1,551,241
Transportation equipment                                          5,716,198                 192,552
Other                                                                98,741                  30,450
                                                                -----------             -----------
      Property and equipment, in service                         65,984,902              25,915,936
Less accumulated depreciation and amortization                    9,397,900               1,909,495
                                                                -----------             -----------
      Property and equipment, in service, net                    56,587,002              24,006,441
Construction-in-progress                                         29,807,962               9,799,478
                                                                -----------             -----------
      Property and equipment, net                               $86,394,964             $33,805,919
                                                                ===========             ===========


(5)      INVESTMENTS

         On March 21, 2000, Gabriel entered into a joint venture, GCI Transportation Company, LLC. Under the terms of the agreement, Gabriel will own a 70% interest in the joint venture and Brooks International Aviation, L.L.C. will own the remaining 30% interest. As of September 30, 2000, Gabriel and Brooks International Aviation, L.L.C. have contributed $3.2 million and $1.7 million, respectively.

         On March 22, 2000, Gabriel entered into a joint venture, WebBizApps, L.L.C. Under the terms of the agreement, Gabriel must contribute $4,500,000 in exchange for a 50% interest in the joint venture. Gabriel contributed $3,250,000 in March 2000. The joint venture partner contributed $4,500,000 in assets and received a distribution of $2,000,000.

         The pro forma effect of the above investments on revenues and net loss would be minimal.

(6)      STOCKHOLDERS' EQUITY

         On April 19, 2000, Gabriel closed a $204.5 million private placement of 29,219,454 shares of Series B Convertible Preferred Stock. As of September 30, 2000, proceeds of $69.6 million representing 9,936,371 shares had been received.

         Each share of preferred stock may be converted into one share of common stock at the option of the holder. Additionally, each share of preferred stock automatically converts into one share of common stock upon consummation of a public offering of the common stock at a price of a least $15 per share in which the aggregate proceeds are at least $30 million. In the event of liquidation, dissolution, or winding up of Gabriel, holders of shares of the preferred stock are entitled to receive, prior to and in preference to any distribution to the holders of common stock, preferential distributions of $3.00 per share of Series A Convertible Preferred Stock, $4.00 per share of Series A-1 Convertible Preferred Stock and $7.00 per share of Series B Convertible Preferred Stock. Thereafter, the holders of the preferred stock have no right or claim to the remaining assets and funds of Gabriel, if any.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Holders of shares of the preferred stock are not entitled to receive cash dividends. No cash dividends may be declared and paid to holders of shares of the common stock so long as any shares of the preferred stock are outstanding.

         The shares of the preferred stock are entitled to the number of votes for each share held after taking into consideration conversion features and vote together with shares of the common stock as a single class, except when a separate class vote is required by Delaware law.

(7)      EARNINGS PER SHARE

         A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share and the calculated amounts of earnings per share follows:

                                        THREE MONTHS             THREE MONTHS           NINE MONTHS              NINE MONTHS
                                           ENDED                    ENDED                  ENDED                    ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                            2000                     1999                   2000                     1999
                                        -------------           -------------           -------------           -------------
Shares outstanding - beginning
  of period                               6,008,200               5,354,200               5,469,200               5,200,000
Weighted average number of
  common shares issued                       40,000                  10,222                 418,439                  72,632
                                        -----------             -----------             -----------             -----------
Weighted average number of
  common shares outstanding
  - end of period                         6,048,200               5,364,422               5,887,639               5,272,632
Dilutive effect of preferred
  stock conversion and
  employee stock options and
  warrants                                       --                      --                      --                      --
                                        -----------             -----------             -----------             -----------
Diluted shares outstanding                6,048,200               5,364,422               5,887,639               5,272,632
                                        ===========             ===========             ===========             ===========
Net loss (in thousands)                 $   (15,510)            $    (5,883)            $   (36,019)            $   (10,121)
                                        ===========             ===========             ===========             ===========
Basic and diluted earnings per
  share                                 $     (2.57)            $     (1.10)            $     (6.12)            $     (1.92)
                                        ===========             ===========             ===========             ===========

         In calculating diluted earnings per share for the periods ended September 30, 2000 and September 30, 1999, employee stock options and warrants to purchase 4,113,745 and 1,323,000 shares of common stock, respectively, and preferred stock convertible into common shares of 59,194,454 and 18,011,111, respectively, were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)      STOCK BASED COMPENSATION

       The following is a summary of activity with respect to stock options and warrants under Gabriel's 1998 Stock Incentive Plan:

                                             NINE MONTHS ENDED           YEAR ENDED
                                             SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                           --------------------     --------------------
Options and warrants outstanding
  at beginning of period                         2,765,500                  78,000
Granted                                          1,429,150               2,697,950
Canceled                                          (340,905)                (10,450)
Exercised                                               --                      --
                                                ----------              ----------
Options and warrants outstanding
  at end of period                               3,853,745               2,765,500
                                                ==========              ==========
Options and warrants exercisable
  at end of period                                 781,326                 645,500
                                                ==========              ==========

       Gabriel has a stock purchase program intended as an aid to hire and retain management personnel. Gabriel has issued 679,000 and 269,300 shares of common stock at $3.20 and $2.40 per share under this program during the first nine months of 2000 and during 1999, respectively.


(9)      SUBSEQUENT EVENTS

Issuance of Additional Series B Preferred Stock

         Subsequent to September 30, 2000, Gabriel has collected proceeds totaling $73.1 million representing 10,446,466 shares of Series B Convertible Preferred Stock, with the remaining to be collected prior to December 31, 2000.

Acquisition of Shared Telecom Services, Inc.

         On August 31, 2000, Gabriel entered into a stock purchase and sale agreement to purchase all of the outstanding stock of Shared Telecom Services, Inc. ("STS"). Under terms of the agreement, Gabriel will pay $9.9 million in cash and assume certain liabilities of STS. The agreement also includes a management service agreement under which Gabriel will provide management services to STS prior to the closing of the stock purchase transaction. The transaction is expected to close prior to December 31, 2000.

Acquisition of State Communications, Inc.

         On November 1, 2000, Gabriel completed its merger with State Communications, Inc., which merged with and into a wholly-owned subsidiary of Gabriel and was renamed TriVergent Corporation upon effectiveness of the merger. Gabriel issued approximately 52.2 million shares of common and preferred stock to consummate the transaction. Total consideration, inclusive of transaction costs and options and warrants assumed, was approximately $245.6 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations for TriVergent will be included in Gabriel's results of operations subsequent to the date of the merger.

         The purchase price was allocated based upon the fair value of the assets acquired and the liabilities assumed with the excess of approximately $181 million recorded as goodwill. Gabriel's purchase price allocation is preliminary and may be adjusted when the valuation of the acquired tangible and intangible assets is finalized.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The purchase price was preliminarily allocated as follows:

                             Property and equipment                         $119,629
                             Other assets                                     20,685
                             Long-term debt                                  (68,079)
                             Other liabilities                               (13,647)
                             Unearned compensation                             5,952
                             Goodwill                                        181,043
                                                                            --------
                                  Aggregate purchase price                  $245,583
                                                                            ========


         The following represents the unaudited pro forma results of operations of Gabriel and TriVergent Corporation as a combined company for the nine months ended September 30, 2000 and the year ended December 31, 1999 as if the merger had been consummated as of January 1, 1999. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the merger occurred at the beginning of the periods presented or the results which may occur in the future.

                                                      YEAR ENDED                   YEAR ENDED
                                                  SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                  ------------------            -----------------
Revenues                                              $  19,936                      $25,489
Net loss                                              $ (93,884)                    $(58,051)
Net loss applicable to common stock                   $(103,621)                    $(60,654)
Net loss per share, basic and diluted                 $   (5.32)                      $(3.50)


Expanded Credit Facility

         On November 1, 2000, Gabriel Communications Finance Company (the "Borrower"), an indirect wholly-owned subsidiary of Gabriel, secured an expanded $225 million eight-year senior secured credit facility ("Credit Facility"), which replaced its existing $90 million senior credit facility. Approximately $99 million was drawn at that date to repay the previous secured credit facilities of Gabriel and TriVergent and pay certain other expenses relating to the TriVergent merger. The Credit Facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. The Credit Facility is available, subject to satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the Borrower's leverage ratio and is initially the London Interbank Offer Rate (LIBOR) plus 4.25%. The initial commitment fee on the unused portion of the Credit Facility is 1.50% per annum, paid quarterly, and will be reduced based upon usage. Obligations under the Credit Facility are guaranteed by Gabriel, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the Borrower. The Credit Facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the Borrower and each of the Borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than any of its unrestricted subsidiaries, the Borrower and each of the Borrower's subsidiaries.

          The Credit Facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and requires the Borrower and Gabriel to maintain certain operating and financial performance measures.

                          GABRIEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          In conjunction with the closing of the Credit Facility, an additional $8.5 million representing 1,214,286 shares of Series B Convertible Preferred Stock was committed to be invested by two lender participants in the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Gabriel Communications, Inc. is a rapidly growing, facilities-based, integrated communications and applications services provider offering a comprehensive bundle of voice and data services primarily to small and medium-sized businesses in second and third tier markets. Gabriel offers its customers integrated communication products and services including local voice and data services, domestic and international long distance, dedicated high speed Internet access, web page hosting and domain name services, unified voice, e-mail and fax messaging and other advanced data services. Gabriel competes with incumbent telephone companies by providing high quality, integrated local telecommunication and data services. Gabriel's goal is to become the primary full-service provider of competitive local telecommunication and data services to its customers in selected cities by offering a simplified bundled product offering, excellent service and prices below those charged by the incumbent telephone companies.

         The principal elements of the Gabriel's strategy include targeting end users with a bundled suite of products; focusing on small to medium-sized businesses in second and third tier markets; deploying data-centric network platforms in a capital efficient manner; providing superior customer service through a local sales force; and aggressively implementing new products and services to meet changing customer needs. Gabriel has been providing these services in an expanding number of U.S. markets since it commenced operations in June 1999. As of September 30, 2000, Gabriel was operating in 12 markets in six midwestern states, with an additional three markets in two states under development.

         On November 1, 2000, Gabriel completed its merger with State Communications, Inc., d/b/a TriVergent Communications, a broadband telecommunications company offering automated web site design, web hosting, high-speed data and voice services based in Greenville, South Carolina which merged with and into a wholly-owned subsidiary of Gabriel. As of September 30, 2000, TriVergent had 15 markets in operation or under development in six southeastern states. TriVergent's principal product is its Broadband Bundle, which provides automated web site design, web hosting, high-speed data and Internet access and local and long distance voice services, at a single price based on the customer's selected bandwidth capacity and number of access lines. Jointly, Gabriel and TriVergent have networks in the Midwest located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana and Ohio and networks in the Southeast located in South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee.

         In contrast to carriers that install their own telecommunications switch in each market and construct their own fiber optic transmission facilities to reach customers, Gabriel and TriVergent have not built their own network connections to each individual customer. Instead, as part of their "smart build" network strategy, they have installed their own voice and data switches and have leased transmission facilities from incumbent telephone companies and other providers. Both companies have also installed and connected their own access equipment in incumbent telephone companies' central offices, a process which is commonly referred to in the telecommunications industry as "collocation." This network deployment strategy enables the combined company to reach the entire targeted customer base in each market without having to build its own fiber optic transmission facilities from the incumbent telephone companies' central offices to their switches in order to establish network connections to each customer. During 1999 and 2000, capital expenditures have been primarily for the build out of the network and operations support systems infrastructure. Future incremental network infrastructure costs are expected to be substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

         The development of Gabriel's business and the deployment and expansion of its networks require significant expenditures, a portion of which is incurred before the realization of revenue. Both Gabriel and TriVergent have experienced negative operating cash flow or earnings before interest, taxes, minority interest, equity in earnings (loss) of affiliates, and depreciation and amortization ("adjusted EBITDA") since inception, and the combined company expects to continue to incur negative adjusted EBITDA for a period of time as it expands its operations, develops its networks and grows its customer base. Expenses are expected to exceed revenue in each location in which Gabriel offers service until a sufficient customer base is established.

         EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization, and amounts reported as adjusted EBITDA have been adjusted to exclude minority interests, equity in earnings (loss) of affiliates, and extraordinary items. EBITDA is a measure commonly used in the telecommunications industry in assessing operating performance, leverage and ability to service debt. Adjusted EBITDA is presented to enhance an understanding of operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. Gabriel's new senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

OPERATING STATISTICS

         The following table provides selected statistical data for Gabriel as of September 30, 1999 and September 30, 2000, and of Gabriel and TriVergent as a combined company as of September 30, 2000 giving effect to the merger:

                                                                                                      Gabriel/TriVergent
                                                                                  Gabriel               (Combined)
                                                                      -----------------------------   ------------------
                                                                       September 30,  September 30,       September 30,
                                                                           1999           2000               2000
                                                                      --------------  -------------   ------------------
Markets in operation                                                         3              12                  25
Markets under development                                                    4               3                   5
                                                                        ------          ------              ------
    Total markets                                                            7              15                  30
Markets with data centers in operation and under development                --              --                   8
Addressable market - business lines (in millions)                          1.4             3.1                 6.1
Addressable market - total lines (in millions)                             4.7            10.0                19.9
Lines in service                                                           490          16,126              40,961 (a)
Voice switches installed                                                     4               9                  13
ATM switches installed                                                       4              12                  16
Central office collocations in service                                      --              56                 168
Customers served, on-net(b)                                                 26           1,266               1,849
Sales employees                                                             69             103                 214
Total employees                                                            184             449               1,167



(a) Includes 19,382 lines in service through which TriVergent provided resale services, which is expected to decrease as a percentage of the total lines in service as the combined company pursues its business strategy of providing services over its own network platforms.
(b) "On-net" customers are those to which Gabriel (or the combined company) provides its services over its own network platforms. All customers have signed contracts, approximately 70% of which have three-year terms.

RESULTS OF OPERATIONS

         Inasmuch as Gabriel has significantly increased the scope and size of its operations since its commencement of commercial operations in June 1999, its results of operations for the three and nine months ended September 30, 2000 were significantly greater than the results for the three months and nine months ended September 30, 1999. Gabriel's results of operations do not include the results of TriVergent, which was acquired on November 1, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

         Gabriel's revenues increased to $2.8 million for the three months ended September 30, 2000 from $74,000 for the three months ended September 30, 1999. The substantial increase in revenue reflects the impact of Gabriel's continued development activities and the increase from three operational markets in service as of September 30, 1999 to 12 in service at September 30, 2000. Gabriel's initial operations began with St. Louis becoming operational in June 1999 followed by Kansas City in August 1999 and Springfield in September 1999.

         Gabriel generates revenues from:

         - local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

         - long distance services, which include a full range of domestic, international and toll-free long distance services,

         - dedicated, high speed Internet access services, including DSL Internet access,

         -   web hosting services,

         - advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, and

         - access charges, which Gabriel earns by connecting its customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to Gabriel's local service customers.

         Gabriel prices its services competitively with those of the incumbent telephone companies and offers its customers combined service discounts designed to give them incentives to purchase a bundled suite of services.

         A significant contributor to the overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $14.1 million based on September 2000 revenues from $460,000 based on September 1999 revenues. Annualized revenues for the three markets in service as of September 30, 1999 increased to $7.0 million based on September 2000 revenues from $460,000 based on September 1999 revenues. Gabriel continues to grow its customer base as evidenced by the total number of access lines in service increasing to 16,126 at September 30, 2000 from 490 at September 30, 1999. Total on-net customers have grown to 1,266 as of September 30, 2000 as compared with 26 on-net customers at September 30, 1999. All of Gabriel's customers through the period ending September 30, 2000 were served by a Gabriel switch and represent on-net customers.

COST AND EXPENSES

         Gabriel's cost of communication services amounted to $2.3 million for the three months ended September 30, 2000 compared to $74,000 for the same period in 1999. The increase in cost of communication services is a result of customer growth and correlates to the change in revenue between the three month period ended September 2000 and the same period from the prior year. Gross margin increased to 20.6% of revenue for the three month period ended September 30, 2000 as compared with gross margin of 0.7% in the three month period ended

September 30, 1999. The increase in gross margin is due to more efficient utilization of high capacity transport facilities as the customer base has increased. Gabriel's cost of communication services includes recurring costs associated with:

         - leasing the high capacity transport facilities that connect its switching equipment located in incumbent telephone companies' central offices,

         - leasing the local loop lines that connect its customers to its networks,

         - leasing space used to collocate its customer access equipment in incumbent telephone companies' central offices,

         -   purchasing long distance services for resale to its customers, and

         -   providing Internet access to its customers.

         Gabriel has interconnection agreements with Southwestern Bell, Ameritech, BellSouth, GTE and Cincinnati Bell for its network and collocation facilities. The costs to lease the local loop lines and high-capacity digital transport facilities from incumbent telephone companies vary by company and are regulated by state authorities. Management believes that there are multiple vendors of high-speed transport facilities in each of its markets in addition to the incumbent telephone company. These vendors are an alternate source for transport facilities and generally provide these facilities at lower costs than those charged by the incumbent telephone companies. Management expects that the total cost of leasing communications services will increase with the volume of customers and expects these costs to be a significant part of ongoing costs of services. As Gabriel continues to deploy its equipment in a significant number of central office collocations and initiates services to customers through these facilities, it expects that it may incur an increase in its cost of communication services and a decline in its gross margin during the early stages of utilization of these facilities.

         Gabriel has agreements with WorldCom, Inc. and Qwest Communications, to provide it with long distance transmission services. These agreements provide for the resale of long distance services on a per-minute basis. Management expects that total costs for transmission capacity will increase as customers' long distance calling volume increases, and that these costs will be a significant portion of the cost of long distance services.

         The primary expense associated with providing Internet access to the customers is the cost of interconnecting its network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

         Gabriel's selling, general and administrative expenses include costs incurred for technical, selling and marketing, corporate administration, human resources, network maintenance, operations support and professional services and consulting fees. Gabriel expects that its selling, general and administrative expenses will increase significantly as it expands its operations and hires additional employees. Gabriel employs a direct local sales force in each of its markets. Gabriel uses quota-based commission plans and incentive programs to compensate its sales personnel. Gabriel supplements its direct sales force through the use of agents such as value-added resellers and equipment integrators, who are compensated on a commission basis. Gabriel also uses print and other media advertising campaigns to create product and brand awareness.

         Gabriel's selling, general and administrative expenses increased by $7.0 million for the three months ended September 30, 2000 compared to the same period in 1999. Technical expenses for the three months ended September 30, 2000 were $2.4 million compared with $1.2 million for the three months ended September 30, 1999. Sales and marketing expenses for the three months ended September 30, 2000 were $4.6 million compared with $1.8 million for the three months ended September 30, 1999. General administrative expenses for the three months ended September 30, 2000 were $5.9 million compared to $2.7 million for the three months ended September 30, 1999. The increase in selling, general and administrative expenses are primarily due to the increase of 265 employees, including an additional 34 sales employees, between September 30, 1999 and September 30, 2000 as nine additional markets became operational.

         Depreciation and amortization expense increased to $3.4 million for the three months ended September 30, 2000 from $509,000 for the same period in 1999, consistent with the completion of networks and initiation of services in Gabriel's first 12 markets by September 30, 2000.

         Interest expense for the three months ended September 30, 2000 was $765,000. The expense relates to borrowings and commitment fees under Gabriel's former senior secured credit facility, which was replaced by an expanded senior secured credit facility on November 1, 2000. See "Liquidity and Capital Resources" below. Interest income for the three months ended September 30, 2000 was $1.0 million compared to $390,000 for the three months ended September 30, 1999. Interest income is earned on the short-term investment of available cash.

         Gabriel had an operating loss of $15.6 million and negative adjusted EBITDA of $12.2 million for the three months ended September 30, 2000, compared to $6.3 million and $5.8 million, respectively, for the three months ended September 30, 1999. Gabriel expects to continue to experience increasing operating losses and negative adjusted EBITDA as it expands its operations, develops its networks and grows its customer base.

         Gabriel's net loss for the three months ended September 30, 2000 was $15.5 million compared to $5.9 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Gabriel's operations for the nine months ended September 30, 2000 have generated $6.1 million of revenue compared to $78,000 for the same period in 1999. The substantial increase in revenue reflects the impact of Gabriel's continued development activities and the increase from three operational markets in service as of September 30, 1999 to 12 in service at September 30, 2000.

         Gabriel's cost of communication services amounted to $4.9 million for the nine months ended September 30, 2000 compared to $78,000 for the same period in 1999. The increase in cost of communication services is a result of the increase in the customer growth and correlates to the change in revenue between the nine month period ended September 2000 and the same period from the prior year. Cost of communication services in 1999 includes costs incurred only from June 1999, when Gabriel became operational.

         Gabriel's selling, general and administrative expenses increased by $19.4 million for the nine months ended September 30, 2000 compared to the same period in 1999. Technical expenses for the nine months ended September 30, 2000 were $6.2 million compared with $2.1 for the nine months ended September 30, 1999. Sales and marketing expenses for the nine months ended September 30, 2000 were $9.5 million compared with $2.8 million for the nine months ended September 30, 1999. General administrative expenses for the nine months ended September 30, 2000 were $14.1 million compared to $5.6 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses are primarily due to the increase of 265 employees, including an additional 34 sales employees, between September 30, 1999 and September 30, 2000 as nine additional markets became operational.

         Depreciation and amortization expense increased to $7.7 million for the nine months ended September 30, 2000 from $622,000 for the same period in 1999, consistent with the completion of networks and initiation of services in Gabriel's first 12 markets by September 30, 2000.

         Interest expense for the nine months ended September 30, 2000 was $2.2 million. The expense relates to borrowings and commitment fees under Gabriel's former senior secured credit facility, which was replaced by an expanded senior secured credit facility on November 1, 2000. See "Liquidity and Capital Resources" below. Interest income for the nine months ended September 30, 2000 was $2.9 million compared to $940,000 for the nine months ended September 30, 1999. Interest income is earned on the short-term investment of available cash.

         Gabriel had an operating loss of $36.4 million and negative adjusted EBITDA of $28.7 million for the nine months ended September 30, 2000, compared to $11.1 million and $10.4 million, respectively, for the nine months ended September 30, 1999. Gabriel expects to continue to experience increasing operating losses and negative adjusted EBITDA as it expands its operations, develops its networks and grows its customer base.

         Gabriel's net loss for the nine months ended September 30, 2000 was $36.0 million compared to $10.1 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, Gabriel has raised $310.6 million of equity financing primarily from a group of private equity investment funds with extensive experience in financing telecommunications companies. As of September 30, 2000, the borrower under a previous credit facility, a wholly-owned finance subsidiary of Gabriel, had borrowed $20 million at an interest rate of 10.12% per annum. From its inception through September 30, 2000, Gabriel has made capital expenditures totaling $95.8 million for network equipment, software, hardware and other assets necessary for deploying the networks in its initial markets, establishing its network operations control center and providing the operations and other support systems necessary for its business. Gabriel has also used capital to fund its operations and has used excess cash to purchase short-term investments.

         As of September 30, 2000, Gabriel had approximately $46.4 million of cash and short-term investments, $70 million of undrawn financing available under its previous senior secured credit facility and $135.0 million of Series B preferred stock subscriptions receivable. Since September 30, 2000, Gabriel has collected a total of approximately $73.1 million from its Series B preferred stock subscriptions receivable and commitments of two of the lender participants in Gabriel's new credit facility to purchase Series B preferred stock. Gabriel expects the remaining $70.3 million of Series B preferred stock subscriptions receivable and commitments to be collected in December 2000.

         On November 1, 2000, Gabriel completed its merger with State Communications, Inc., which merged with and into a wholly-owned subsidiary of Gabriel and was renamed TriVergent Corporation upon effectiveness of the merger. Gabriel issued approximately 52.2 million shares of common and preferred stock to consummate the transaction. Total consideration, inclusive of transaction costs and options and warrants assumed, was approximately $245.6 million. The acquisition was accounted for using the purchase method of accounting.

         On November 1, 2000, Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of Gabriel, closed on an expanded $225 million eight-year senior secured credit facility, which replaced the existing $90 million senior credit facility. Approximately $99 million was drawn at that date to repay the previous secured credit facilities of Gabriel and TriVergent and pay other expenses relating to the TriVergent merger. This credit facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and is predicated on the 30-market business plan of Gabriel and TriVergent as a combined company. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the borrower's leverage ratio and is initially the London Interbank Offer Rate plus 4.25%. The initial commitment fee on the unused portion of the credit facility is 1.50% per annum, paid quarterly, and will be reduced based upon usage.

         Obligations under the credit facility are guaranteed by Gabriel, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than any of its unrestricted subsidiaries, the borrower and each of the borrower's subsidiaries. The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and require the borrower and Gabriel to maintain operating and financial performance measures.

         Gabriel's financing plan is predicated on obtaining the funding required for each market to reach positive free cash flow prior to committing to the development of that market. By using this approach, Gabriel seeks to avoid being in the position of seeking additional capital to fund a market after it has already made significant capital investment in that market. Gabriel believes that by raising all required capital prior to making any commitments in a market, it can raise capital on more favorable terms and conditions.

         Gabriel and TriVergent together have total invested and committed equity and debt capital of approximately $685.6 million, consisting of:

         - equity capital of approximately $310.6 million invested and committed by Gabriel stockholders, of which $240.3 million has been received and $70.3 million will be received by December 31, 2000,

         - equity capital of approximately $150.0 million invested by TriVergent stockholders, and

         - debt capital of up to $225 million under Gabriel's senior secured credit facility.

         Gabriel believes its available equity and debt capital is sufficient to provide all the necessary capital for its initial 30 markets currently in operation and under development, including capital to fund initial operating losses of those markets. Gabriel will continue to deploy capital for the development of its existing markets and to allow for demand-driven capital spending. Management intends to continue its financing plan of obtaining the funding necessary to support additional markets until they reach positive free cash flow prior to committing to the development of those markets. In response to demand initially encountered for its services, Gabriel may consider the development of additional markets beyond the initial 30 markets and may raise additional funding through the sale of debt or equity securities. In addition, Gabriel may require additional funding to take advantage of additional opportunities, to effect acquisitions, to develop new services or otherwise to respond to changing business conditions or developments in the telecommunications industry. Gabriel estimates that its capital expenditures during the fourth quarter of 2000 will be $48.1 million.

         The actual amount and timing of the Gabriel's future capital requirements may differ materially from its estimates as a result of, among other things

         -   a change in or inaccuracy of its development plans or projections,

         -   the demand for its services,

         - regulatory and technological developments, including new opportunities in the telecommunications industry,

         -   an inability to access credit markets, and

         -   the consummation of acquisitions.

         Gabriel's costs of deploying its networks and operating its business, as well as its revenues, will depend on a variety of factors, including

         - the extent of price and service competition for telecommunications services in its markets,

         - its ability to develop, acquire and integrate the necessary operations support systems,

         - the number of customers and the services for which they subscribe and the time required to provision those customers,

         -   the nature and penetration of new services that it may offer, and

         - the impact of changes in technology and telecommunication regulations.

As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations may affect the Gabriel's future capital requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that require hedge accounting. Gabriel is required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities -- an amendment to FASB Statement No. 133" on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Gabriel does not anticipate that the adoption of SFAS No. 133, as amended, will have a material effect on its financial statements.

         In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the fourth fiscal quarter of 2000. Gabriel does not believe adoption will have a material impact on its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 1999 and September 30, 2000, the carrying value of Gabriel's debt obligations was $20.0 million and the weighted average interest rate on its debt obligations was 10.12% and 10.96%, respectively. Because the interest rates on Gabriel's senior credit facility are at floating rates, it is exposed to interest rate risks. If market interest rates had been 1% higher, Gabriel's interest expenses for 1999 and the first nine months of 2000 would have been increased by $8,000 and $152,000, respectively.

         Gabriel has not, in the past, used financial instruments in any material respect as hedges against financial and currency risks or for trading. In March 2000, TriVergent entered into an interest rate collar agreement with a $60 million notional amount related to its borrowings under its then existing credit agreement. In connection with the closing of the merger and Gabriel's senior credit facility, the borrower under the facility assumed the obligations under this interest rate collar agreement. As Gabriel expands its operations, it may begin to use various other financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. Gabriel does not intend to use derivative financial instruments for speculative purposes. Similar to the existing interest rate collar agreement, interest rate swap agreements would be used to reduce its exposure to risks associated with interest rate fluctuations. By their nature, these instruments involve risk, including the risk of nonperformance by counterparties, and Gabriel's maximum potential loss may exceed the amount recognized in its balance sheet. Gabriel will attempt to control its exposure to counterparty credit risk through monitoring procedures.

                                     PART II

                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c)  Information required by Item 701 of Regulation S-K

         On July 18, 2000, Gabriel granted nonqualified options to purchase 178,200 shares of Gabriel common stock to 26 Gabriel employees pursuant to Gabriel's 1998 Stock Incentive Plan. The options each have a term of ten years and are exercisable with respect to one-third of the shares covered by each grant on each anniversary date of the grant of such shares, beginning with the first year following the date of grant. The exercise price per share for these options is $5.60.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits filed with (or incorporated by reference into) this report:

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
         3.1                                         Amended and Restated
                                                     Certificate of
                                                     Incorporation of Gabriel as
                                                     of November 1, 2000.
         3.2                                         Bylaws of Gabriel as
                                                     amended as of March 21,
                                                     2000 (incorporated by
                                                     reference to Exhibit 3.2 to
                                                     the registrant's
                                                     registration statement on
                                                     Form S-4 (Commission File
                                                     No. 333-41040) filed July
                                                     10, 2000 (the "Form S-4")).
         10.1                                        Gabriel/TriVergent
                                                     Corporation Employee
                                                     Incentive Plan.
         10.2                                        Employment Agreement
                                                     between Gabriel and John P.
                                                     Denneen dated August 15,
                                                     2000 (incorporated by
                                                     reference to Exhibit 10.11
                                                     to the Form S-4).
         10.3                                        Employment Agreement
                                                     between Gabriel and
                                                     Marguerite A. Forrest dated
                                                     August 15, 2000
                                                     (incorporated by reference
                                                     to Exhibit 10.12 to the
                                                     Form S-4).
         10.4                                        Employment Agreement
                                                     between Gabriel and Michael
                                                     E. Gibson dated August 15,
                                                     2000 (incorporated by
                                                     reference to Exhibit 10.13
                                                     to the Form S-4).
         10.5                                        Credit and Guaranty
                                                     Agreement dated as of
                                                     October 31, 2000 among
                                                     Gabriel, Gabriel
                                                     Communications Properties,
                                                     Inc., Gabriel
                                                     Communications Finance
                                                     Company, the banks and
                                                     other financial
                                                     institutions listed therein
                                                     as Lenders, Goldman Sachs
                                                     Credit Partners L.P. as
                                                     Sole Lead Arranger, Sole
                                                     Book Runner and Syndication
                                                     Agent, First Union National
                                                     Bank, as Administrative
                                                     Agent and Collateral Agent,
                                                     Barclays Bank PLC, as
                                                     Documentation Agent, and
                                                     CIT Lending Services
                                                     Corporation, as
                                                     Co-Documentation Agent.
         27.1                                        Financial data schedule.

         (b)      Reports on Form 8-K:

                  None. In accordance with Rule 15d-11 under the Securities Exchange Act of 1934, as amended, Gabriel did not file a report on Form 8-K with respect to its acquisition of TriVergent because substantially the same information required by Items 2 and 7 of Form 8-K has been previously reported by Gabriel in its Registration Statement on Form S-4 (Commission File No. 333-41040).

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GABRIEL COMMUNICATIONS, INC.

December 11, 2000                  By:      /s/ David L. Solomon
                                            ------------------------------------
                                            David L. Solomon,
                                            Chairman and Chief Executive Officer

December 11, 2000                  By:      /s/ Michael E. Gibson
                                            ------------------------------------
                                            Michael E. Gibson,
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                                          DESCRIPTION

         3.1                                         Amended and Restated
                                                     Certificate of
                                                     Incorporation of Gabriel as
                                                     of November 1, 2000.

         3.2                                         Bylaws of Gabriel as
                                                     amended as of March 21,
                                                     2000 (incorporated by
                                                     reference to Exhibit 3.2 to
                                                     the registrant's
                                                     registration statement on
                                                     Form S-4 (Commission File
                                                     No. 333-41040) filed July
                                                     10, 2000 (the "Form S-4")).

         10.1                                        Gabriel/TriVergent
                                                     Corporation Employee
                                                     Incentive Plan.

         10.2                                        Employment Agreement
                                                     between Gabriel and John P.
                                                     Denneen dated August 15,
                                                     2000 (incorporated by
                                                     reference to Exhibit 10.11
                                                     to the Form S-4).

         10.3                                        Employment Agreement
                                                     between Gabriel and
                                                     Marguerite A. Forrest dated
                                                     August 15, 2000
                                                     (incorporated by reference
                                                     to Exhibit 10.12 to the
                                                     Form S-4).

         10.4                                        Employment Agreement
                                                     between Gabriel and Michael
                                                     E. Gibson dated August 15,
                                                     2000 (incorporated by
                                                     reference to Exhibit 10.13
                                                     to the Form S-4).

         10.5                                        Credit and Guaranty
                                                     Agreement dated as of
                                                     October 31, 2000 among
                                                     Gabriel, Gabriel
                                                     Communications Properties,
                                                     Inc., Gabriel
                                                     Communications Finance
                                                     Company, the banks and
                                                     other financial
                                                     institutions listed therein
                                                     as Lenders, Goldman Sachs
                                                     Credit Partners L.P. as
                                                     Sole Lead Arranger, Sole
                                                     Book Runner and Syndication
                                                     Agent, First Union National
                                                     Bank, as Administrative
                                                     Agent and Collateral Agent,
                                                     Barclays Bank PLC, as
                                                     Documentation Agent, and
                                                     CIT Lending Services
                                                     Corporation, as
                                                     Co-Documentation Agent.

         27.1                                        Financial data schedule.