Form 10-K405
period 2000-12-31
NUVOX INC /DE/
filed 2001-04-02
CIK 1116564

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER: 333-41040

                                   NUVOX, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             43-1820855
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

16090 SWINGLEY RIDGE ROAD, SUITE 500
      CHESTERFIELD, MISSOURI                                       63017
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (636) 537-5700

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X     No
                                            -----     ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                    -----
         The registrant is a privately held corporation and has no non-voting common equity. There is no trading in the registrant's common equity. The aggregate market value of the voting stock held by non-affiliates of the registrant is therefore not determinable.

         At March 1, 2001, 19,646,236 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                        NuVox Communications Networks In
                          Operation (December 31, 2000)



       [GRAPHIC OF MAP OF UNITED STATES WITH IDENTIFICATION OF MARKETS
                         WITH NETWORKS IN OPERATION]

                                TABLE OF CONTENTS

PART I................................................................................................1

   Item 1. Business...................................................................................1
   Item 2. Properties................................................................................32
   Item 3. Legal Proceedings.........................................................................33
   Item 4. Submission of Matters to a Vote of Security Holders.......................................33

PART II..............................................................................................35

   Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters.................35
   Item 6. Selected Financial Data...................................................................37
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....39
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................48
   Item 8. Financial Statements and Supplementary Data...............................................49
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......49

PART III.............................................................................................50

   Item 10. Directors and Executive Officers of the Registrant.......................................50
   Item 11. Executive Compensation...................................................................54
   Item 12. Security Ownership of Certain Beneficial Owners and Management...........................58
   Item 13. Certain Relationships and Related Transactions...........................................62

PART IV..............................................................................................66

   Item 14 . Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................66

SIGNATURES...........................................................................................67


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT........68


INDEX TO EXHIBITS...................................................................................E-1

                                  [NUVOX LOGO]

        References in this Form 10-K to "we," "us," "our" and "NuVox" mean NuVox, Inc. (formerly known as Gabriel Communications, Inc.), a Delaware corporation and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-K discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe, "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us. Important factors that could cause our actual results to be materially different from these forward-looking statements are disclosed in Item 1 under the heading "Business-Risk Factors Relating to Our Business and Operations" and throughout this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

         NuVox is a rapidly growing, facilities-based integrated communications and applications services provider. We completed our merger with TriVergent Communications on November 1, 2000. The combined company adopted NuVox Communications as its new operating name in February 2001. Vox means "voice" in Latin. NuVox expresses our intent to be a "new voice" in the telecommunications and Internet industry by offering our customers alternatives for all of their business communications needs.

         We currently provide our voice and data services to over 30,000 customers in 30 markets in 13 states across the Southeast and Midwest. At December 31, 2000, we had approximately 35,000 on-net access lines and approximately 60,000 total access lines in service, year-end annualized revenues of $46.8 million (based on December 2000 revenues), stockholders' equity of $438.6 million and total assets of $602.6 million.

         We offer small to mid-sized businesses and other end users a wide array of broadband products and services, including

         -    local voice and data services,

         -    domestic and international long distance services,

         - dedicated high speed Internet access, digital subscriber line access, commonly referred to as "DSL," web and data services, and

         - unified voice, e-mail and fax messaging and other advanced data services, including local area and wide area network management, virtual private networks, website design and development, web page hosting and domain name services, audio conferencing, remote access and a comprehensive suite of web-enabled business applications.

         We offer our customers the convenience of meeting all of their communications needs through one provider, with a single consolidated monthly bill. We position ourselves as the integrated communications provider of choice by providing

         - a comprehensive suite of integrated voice, data, Internet and browser-based products, services and applications,

         - timely customer service initiation and changes, customized accurate billing and 24/7 network surveillance through our advanced operations support systems, and

         - personalized, responsive customer service through our locally based sales forces and customer support personnel.

         On November 1, 2000, we completed our merger with TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina. The combined company now has networks in the Midwest located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana and Ohio and networks in the Southeast located in South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee. We have made substantial progress in integrating the two companies by

         - restructuring into a unified organization with common salary structures, commission plans, benefit programs and payroll and e-mail systems,

         - developing a common product portfolio throughout our entire 30-market service area,

         - adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and

         - aggressively pursuing cost containment programs which have resulted in annual selling, general and administrative expense savings in excess of $8 million from November 2000 run rates and are targeted to achieve additional annual cost of sales savings from year-end run rates of approximately $5 million.

         NuVox was founded in June 1998 by a management team led by Robert A. Brooks, a founder of several successful high growth telecommunications companies, including, most recently, CenCom Cable and Brooks Fiber Properties. Our chairman and chief executive officer, David L. Solomon, is an experienced telecommunications entrepreneur who most recently has served as a board member and advisor to Diveo Broadband Networks, Inc. and executive vice president and chief financial officer of Brooks Fiber. TriVergent adopted a smart-build broadband strategy during 1999 that was similar to NuVox's strategy.
TriVergent was founded in 1997 by a management team led by Charles S. Houser, our vice chairman. Our president and chief operating officer, G. Michael Cassity, became TriVergent's president and chief operating officer in March 2000. Prior to joining TriVergent he served in a variety of senior executive positions with BellSouth. Our management team has extensive experience in telecommunications network management, provisioning, billing, customer service, operations support system design and implementation, sales, marketing, finance, and legal and regulatory affairs, including significant entrepreneurial experience in emerging telecommunications companies.

         We have raised total equity and debt capital of $686 million, consisting of $461 million of equity and a $225 million senior secured credit facility. We completed the year 2000 with $109 million of cash, short-term investments and preferred stock subscriptions receivable and $126.7 million available under our senior secured credit facility. At year end, total funding available was $235.7 million. We estimate that this will fully fund the continued development and operation of our current 30 markets to positive EBITDA in the fourth quarter of 2002 and positive free cash flow in the fourth quarter of 2003. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization.

OUR BUSINESS STRATEGY

         We want to be considered by our customers, employees and investors as the integrated communications provider of choice, delivering superior broadband services and customer care. Our efforts are driven by our core values of customer focus, integrity and respect with continual emphasis on customer service activation and delivery, service and support.

         The principal elements of our business strategy are to:

         OFFER A COMPREHENSIVE, BUNDLED SUITE OF VOICE AND DATA PRODUCTS AND SERVICES. Our integrated network platforms allow for the delivery of a wide range of integrated telecommunications products and services. We currently provide a comprehensive bundled suite of local voice and data services, domestic and international long distance services, dedicated, high-speed Internet access, remote access, local and wide area network management, virtual private networks, web page hosting and design, domain name services, unified voice, e-mail and fax messaging, voice conferencing and other advanced data services. We also offer business applications services which may be hosted on servers in our data centers to complement our product and service offerings, including a variety of browser-based business applications and enterprise planning solutions for e-mail and human resources, sales, corporate communications, project and accounting management, and other business functions. This enables our customers to satisfy all of their business communications needs through one provider, with a single, consolidated monthly bill.

         PRIMARILY TARGET SMALL TO MEDIUM-SIZED BUSINESS CUSTOMERS IN SECOND AND THIRD TIER MARKETS. We are primarily targeting small to medium-sized business customers because we believe these customers are increasingly seeking integrated, cost-effective communications solutions delivered by a single service provider. We believe these businesses generally are underserved by the incumbent telephone companies largely because the incumbent providers devote greater marketing focus and resources to more profitable, larger businesses. We are primarily targeting second and third tier markets, which we believe are also generally underserved by the incumbent telephone companies because they devote greater marketing focus and resources to larger markets. We consider second tier markets as metropolitan areas with populations ranging from 950,000 to two million and third tier markets as metropolitan areas with populations ranging from 250,000 to 950,000. While competition from other facilities-based competitive local telephone companies is growing in many of these markets, we believe that our ability to provide a comprehensive bundled suite of voice and data products and services over our advanced, data-focused networks helps distinguish us from many of the other competitive local telephone companies in our markets.

         USE DIRECT, LOCAL SALES AND MARKETING PERSONNEL. We have assembled an experienced direct sales force to market to our targeted customer base through face-to-face, personal interaction. We also have established agency relationships with value added resellers and system integrators to augment our marketing efforts in each of our markets. We believe this approach gives us a competitive advantage over the incumbent telephone companies in smaller markets, where the incumbent telephone companies generally do not have a significant local presence. We believe that our sales force's personal, local interaction with our customers helps us establish strong customer relationships, grow our customer base and reduce churn. We also support our sales force through local promotions and advertising.

         LEVERAGE ADVANCED OPERATIONS SUPPORT SYSTEMS. Our advanced, automated operations support systems and procedures are designed to rapidly transmit and process the data required to enter, schedule, provision and track our customer orders from the point of sale to the installation and testing of service and include trouble management, inventory, billing, collection and customer service systems. Our operations support systems have the scalability to permit us to leverage our investment as we grow our business. These critical information systems not only automate our customer care, provisioning and billing processes but also serve as critical operational and reporting tools designed to highlight the status of all of our network facilities, service order activity and customer account activity. Our operations support systems permit us to reduce our sale-to-installation intervals and to provide our customers with superior, timely customer service, customized, accurate billing and real-time system monitoring and reporting.

         ESTABLISH ELECTRONIC BONDING WITH THE INCUMBENT TELEPHONE COMPANIES IN EACH MARKET. To improve the efficiency of our customer service initiation processes, we have aggressively pursued electronic bonding with the incumbent telephone companies in each of our markets. Electronic bonding refers to the on-line and real-time connection of our operations support systems with those of another carrier. We believe electronic bonding allows us to reduce our costs, efficiently process customer orders and improve our customer care because we are able to more readily identify any problems with a customer's service order. Without electronic bonding with the incumbent telephone companies, our service initiation process would have to be accomplished via fax and e-mail to the incumbent telephone companies. This process creates numerous opportunities for errors and delays in provisioning. Electronic bonding reduces errors and decreases the time required to install and initiate customer service. We have established electronic bonding with Southwestern Bell, Ameritech, BellSouth and NeuStar's local number portability database.

         DEPLOY NETWORKS IN A CAPITAL EFFICIENT MANNER. The recent significant advancements in technology, coupled with changes in regulations, have permitted us to more efficiently deploy the strategic elements of our networks and lease those elements which are not essential or cost-effective for us to own or control. We take advantage of these opportunities in two ways:

                   DEPLOY PACKET-SWITCHED NETWORKS THAT ACCOMMODATE INTEGRATED HIGH SPEED DATA AND VOICE TRANSMISSIONS. Our networks currently utilize at their core both asynchronous transfer mode packet-switching for data transmissions and traditional Class 5 circuit-switching for voice transmissions. A switch is electronic equipment that interconnects transmission paths, or circuits, to allow telecommunications service providers to route voice and data transmissions to their destination. Circuit-based switches, which traditionally have been used in the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-based switches, on the other hand, format the information to be transmitted into a series of shorter digital messages called "packets," consisting of a portion of the complete message plus the addressing information to identify the destination and return address. Packet switch-based networks can commingle packets from several communications sources together simultaneously onto a single channel, which allows for more efficient network utilization and the transmission of more information through a given communications channel. Asynchronous transfer mode, or "ATM," is a packet-switching technology that was specifically developed to allow simultaneous switching and transmission of integrated voice and data traffic at varying rates of transmission. Our network architecture allows us to efficiently use various transmission access elements to provide integrated voice and data services over a single network platform.

                   We have initially deployed Class 5 voice switches to support a complete range of voice services and the electronic interfaces to the public switched telephone network necessary for voice transmission. The public switched telephone network is the worldwide voice telephone network accessible to all persons with telephones and access privileges. Electronic interfaces are hardware and software links connecting different equipment and technologies that facilitate the transfer of voice or data transmissions to and from the public switched telephone network. Our network architecture, which is designed to accommodate the high-speed transmission of data with packet-switching technology at its core, allows us to efficiently accommodate the increasing demands placed on telecommunications networks by Internet and other data-focused applications without the congestion and bottlenecking that the incumbent telephone companies are experiencing on their circuit-switched networks. Our data-focused, packet-switched networks also allow us to use network capacity more efficiently by handling peak demand more effectively and avoiding network congestion, and provide us the flexibility to deliver new and advanced, integrated voice and data services that meet our customers' changing communications and business applications needs. We have been working closely with equipment vendors to support their efforts to develop more advanced equipment that we expect, if and when it becomes commercially available, will allow us to offer a complete range of voice and data services without the need for circuit switches for voice transmission.

                   OBTAIN ACCESS TO ALL TARGETED BUSINESS CUSTOMERS IN EACH MARKET. Initially, we have leased unbundled network and customer access elements and various dedicated circuits from the incumbent telephone company in each of our markets to provide access to our customers. This has allowed us to

         - avoid the time-consuming and costly process of overbuilding the incumbent telephone company's network,

         -    reduce time to market, and

         - gain access to the total addressable targeted customer base in each market.

         LEVERAGE THE SIGNIFICANT TELECOMMUNICATIONS INDUSTRY EXPERIENCE OF OUR MANAGEMENT TEAM. Our management team has significant telecommunications industry and entrepreneurial experience in emerging telecommunications companies. Our chairman and chief executive officer, David L. Solomon, was instrumental in the development and success of Brooks Fiber as its chief financial officer and executive vice president. G. Michael Cassity, our president and chief operating officer, has more than 28 years of leadership experience in the telecommunications industry. The members of our management team have extensive experience in telecommunications network management, provisioning, billing, customer service, operations support system design and implementation, sales, marketing, finance, and legal and regulatory affairs, including significant entrepreneurial experience in emerging telecommunications companies.

         PURSUE STRATEGIC BUSINESS RELATIONSHIPS AND ACQUISITIONS. In order to capitalize on the increasing convergence of telecommunications technologies and services and the competitive dynamics in the evolving telecommunications industry, we intend to continue to pursue relationships with potential strategic business partners to complement our business and allow us to accelerate our market penetration, expand the scope of our product and service offerings and acquire additional experienced personnel. In December 1999, we invested in convertible preferred stock of Tachion Networks, Inc., and agreed to cooperate with Tachion in the design and testing of its advanced switching equipment. In March 2000, we acquired a 50% interest in WebBizApps, a provider of outsourced web-enabled business applications and information technology services to small and medium-sized businesses. In November 2000, we completed the TriVergent merger. In December 2000, we acquired Shared Telcom Services, Inc., an Indianapolis-based reseller of telecommunications voice and data services and in February 2001, we acquired American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company. Other potential strategic partners include telecommunications providers in other markets, other applications service providers, suppliers of database hosting services, Internet service providers, cable operators, electric utilities and other complementary service providers. We believe these relationships can help us in various ways, including expanding the product and geographic scope of our business, obtaining access to needed transmission capacity and equipment, leveraging our sales channels and expanding our customer base.

OUR PRODUCTS AND SERVICES

         We offer and provide customers with a broad array of integrated telecommunications products and services. We currently offer the following voice and data services:


   TYPE OF SERVICE                               WHAT WE PROVIDE
   ---------------                               ---------------
      LOCAL SWITCHED                    We offer a full complement of local
                                        switched services, including local dial
                                        tone, 911, directory assistance and
                                        operator-assisted calling. We also offer
                                        local number portability and expanded
                                        local area calling plans that are
                                        generally unavailable from the incumbent
                                        telephone company.

     ADVANCED LOCAL                     The advanced software and equipment on
     FEATURES                           our networks enables us to offer
                                        advanced local features to supplement
                                        our local switched services, including


   TYPE OF SERVICE                               WHAT WE PROVIDE
   ---------------                               ---------------
                                        -    three-way calling,        -   calling number delivery,
                                        -    speed dialing,                also referred to as
                                        -    call waiting,                 automatic number
                                        -    call forwarding,              identification and dialed
                                        -    caller ID,                    number identification
                                        -    last number redial,           service,
                                        -    caller call-back,         -   direct inward dialing,
                                        -    priority call,            -   voice conferencing
                                        -    long distance account     -   remote network access,
                                             codes,                    -   web-based account
                                        -    900 number blocking,          access and
                                        -    hunting, which refers     -   voice mail
                                             to a service that rolls
                                             over calls to lines that
                                             are not busy,

     LONG DISTANCE                      We provide a full range of domestic, international and toll-free long distance services, including

                                        -    "one-plus" outbound calling,
                                        -    inbound toll free,
                                        -    directory assistance,
                                        -    calling cards, and
                                        -    time-of-day routing and other enhanced features.

                                        We purchase these services wholesale
                                        from long distance carriers for resale
                                        to our customers.

     DEDICATED ACCESS                   We offer private line, dedicated access
                                        services to customers who desire high
                                        capacity transmission connections to
                                        interconnect multiple locations.

     INTERNET                           We offer dedicated, high speed Internet
                                        access services, including DSL Internet
                                        access, as well as e-mail, web site
                                        design and development, web page
                                        hosting, domain name services, and
                                        managed router services and equipment.

   TYPE OF SERVICE                               WHAT WE PROVIDE
   ---------------                               ---------------
     ADVANCED VOICE AND                 We offer high speed, digital
     DATA SERVICES                      packet-switched transmission services,
                                        such as wide area network
                                        interconnection and virtual private
                                        networks. Data services include
                                        high-speed data file transfer, data
                                        network linking and other enhanced
                                        services that use a variety of voice,
                                        data and digital interface standards,
                                        including unified voice mail, e-mail and
                                        fax messaging. We also offer integrated
                                        services digital network primary rate
                                        interface service, which is a service
                                        based on international standards that
                                        allows two-way, simultaneous voice and
                                        data transmission in digital formats
                                        over the same transmission line and
                                        thereby reduces costs for end-users and
                                        results in more efficient use of
                                        available facilities.

     DATA CENTERS                       We offer managed server services in our
                                        carrier-grade data centers that provide
                                        access to our Internet backbone. These
                                        services include the provision and use
                                        of vertical rack space, cabinet units
                                        and secure cages for collocations and
                                        services on NT and UNIX platforms with
                                        guaranteed bandwidth.

     NETWORK EQUIPMENT                  We provide voice and data networking
                                        design, equipment sales and installation
                                        services.

     CABLING SERVICES                   We provide inside wiring services to
                                        customers on a custom basis, including
                                        cable drops, telephone drops and other
                                        wire-based installation services.

         We plan to introduce additional products and services during 2001, including e-commerce solutions and a custom Internet portal application with broadband capabilities.

         To complement our local, long distance and Internet services, we offer comprehensive business solutions to customers interested in integrating many of their critical business applications with their internal and external communications capabilities. In March 2000, we formed WebBizApps, a joint venture with Quilogy, Inc., a leading consulting and training company specializing in building e-business solutions. WebBizApps provides small and medium-sized businesses a comprehensive suite of tools to unify their employees and streamline their company operations, all delivered via an "any time, anywhere" Internet platform. Unlike traditional client-server applications that are designed to run on a company's local area network, these web-enabled tools run on Internet Information Server and Microsoft SQL7.0 databases. WebBizApps' products and features enable businesses to cost-effectively lease commonly used business applications over the Internet using the Microsoft Internet Explorer
5.0 browser or through the Palm VII personal organizer or the Sprint PCS Wireless Internet Access telephone.

         WebBizApps' applications include modules with associated management reports, charts and features for

         -    fully integrated e-mail,

         -    employee time and expense reporting,

         -    contact and sales channel management,

         -    employee database management,

         -    internal and external corporate communications,

         -    project tracking, and

         -    fixed asset accounting.

         We believe that our ability to offer these business applications to our customers further enhances our ability to leverage our broadband network platforms and deliver our customers comprehensive solutions for all of their data and voice communications requirements.

NETWORK ARCHITECTURE

         We have constructed our networks using what is generally referred to as a "smart build", capital efficient approach. In contrast to fiber-based carriers that install their own fiber optic transmission facilities and switches to reach their customers, we have installed our own voice and data switching infrastructure, but we lease the transmission elements of our networks from the incumbent telephone companies and other providers in our markets. A switch is electronic equipment that interconnects transmission paths, or circuits, to allow telecommunications service providers to route voice and data transmissions to their destination.

         Pursuant to our smart build construction strategy, we have

         - installed advanced asynchronous transfer mode or ATM packet-switches for data transmissions and Class 5 circuit switches for voice transmissions in our leased hub facilities,

         - leased dedicated trunks or circuits from the incumbent telephone companies and other carriers in our markets to connect our switching platforms and equipment to the central offices of the incumbent telephone companies,

         - installed access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, which permits us to access the customers served by those central offices,

         - leased existing incumbent telephone company connections throughout our local market areas, also called the "local loop", which connect our customers to the central offices of the incumbent telephone companies or directly to our network facilities, and

         -    installed multi-service equipment at our customers' premises.

         As of December 31, 2000, we have installed 30 ATM data switches and 14 Class 5 voice switches to provide data and voice switching services in our initial 30 markets. Our advanced ATM data switches allow us to offer a wide array of data transmission services such as high-speed dedicated Internet access and data file transfer, virtual private networks and unified voice, e-mail and fax messaging. Our Class 5 voice switches provide the functionality to support basic voice services as well as advanced features such as call forwarding, caller ID, etc. Our Class 5 switches also provide the needed interfaces to the public switched telephone network using standard telephony services such as the SS7 signaling network, as well as interfaces to other telecommunications service providers such as 911 emergency agencies and operator service providers. Our broadband network platforms allow us to provide our customers with fully integrated solutions for all of their voice, data, fax and video communications requirements.

         Each of our network hubs is connected to one or more central offices of the incumbent telephone company in the market served by that network. We lease dedicated transmission facilities to connect our switching platforms and equipment to these central offices. The equipment we install in our collocation sites within the incumbent telephone company central offices or at our customers' premises allows for advanced features and functionality, the commingling of voice and data traffic and the efficient use of leased transmission facilities.

         We have secured approximately 290 collocation sites within the incumbent telephone company central offices in our initial 30 markets, 243 of which were in service as of December 31, 2000. The equipment in our collocation sites enables us to provide our voice and data products and services to our customers over T-1 access, unbundled local loops, digital subscriber line or DSL access and other customer access facilities. We also lease from the incumbent telephone companies in our markets end-to-end unbundled local loop, multiplexing/concentrating equipment and dedicated transport combinations which permit us to connect to our customers without connecting through our collocation sites.

         Once traffic volume justifies further investment, we may lease unused fiber from other carriers or construct our own fiber networks to connect our networks to our customers. Unused fiber is known as "dark fiber" because it is leased without the electronic equipment required to transmit traffic over the fiber. We believe that dark fiber will be readily available in most of our markets.

         We believe that our smart-build construction strategy offers a number of advantages over the network build-out strategy of the fiber-based competitive local telephone companies by allowing us to

         - accelerate our market entry by nine to 18 months through eliminating or at least deferring the need to obtain city franchises, rights-of-way and building access permits and to deploy fiber optic transmission facilities,

         - reduce our initial capital expenditures in each market, allowing us to focus our capital resources on the critical areas of network equipment, sales, marketing, and operations support systems, instead of on construction of extensive costly fiber optic transmission facilities to reach our customers,

         - improve our return on capital by generating revenue with a smaller capital investment,

         - defer capital expenditures for additional network assets until the time when revenue generated by customer demand justifies such expenditures, and

         - address business customers throughout our markets and not just in those areas accessible from owned fiber transmission facilities.

         The diagram on the following page represents our current network architecture, including equipment in incumbent telephone company central offices and at customer premises:

NuVox Network Architecture

                     [NUVOX NETWORK ARCHITECTURE FLOWCHART]


         We have been working closely with Tachion Networks, Inc. and other equipment vendors to support their efforts to develop "next-generation" equipment that is being designed to include fully integrated data and voice routing in a single switching platform, including asynchronous transfer mode switching, complete voice functionality and the signaling interfaces necessary to switch traffic to and from the public switched telephone network. If this equipment becomes commercially available, we expect we will be able to eliminate the need to install additional Class 5 circuit switches in our networks, further reducing our capital requirements and operating costs.

         The advantages of this more advanced switching equipment include

         - using a single switch installed in our hub sites that combines transmission, switching, routing and signaling technologies into one network platform,

         - having the capability to deliver a flexible range of high quality voice and data services over a packet-switched network and to add new services quickly and efficiently,

         - having the ability to use enhanced feature servers that support web-based access to services not currently available from traditional circuit-switched telephone companies, and

         - use of integrated access devices to combine multiple service connections, such as voice and data communications network transmissions, into a single data stream connected to the packet-switched network hub elements.

         We believe this new equipment, when and if it becomes commercially available, will allow us to further reduce our capital requirements and simplify our network operations by delivering bundled voice and data services without deploying multiple overlay networks.

CURRENT MARKETS

         The following table presents information concerning our initial 30 markets:

                                              ESTIMATED
                           SWITCH AND        ADDRESSABLE         ON-NET
                             NETWORK           BUSINESS        VOICE LINES       APPROXIMATE      INCUMBENT LOCAL
        MARKET           OPERATIONAL(1)        LINES(2)       IN SERVICE (3)    POPULATION(4)     EXCHANGE CARRIER
- -------------------      --------------        --------       --------------    -------------     ----------------
St. Louis, MO/
East St. Louis, IL            2Q99             554,315            4,360           2,548,238      Southwestern Bell
Springfield, MO               3Q99              57,000            2,214             296,345      Southwestern Bell
Kansas City, MO               3Q99             295,069            2,787           1,755,899      Southwestern Bell
Wichita, KS                   3Q99              85,053            1,429             512,965      Southwestern Bell
Little Rock, AR               4Q99              89,376            1,487             548,352      Southwestern Bell
Tulsa, OK                     1Q00             120,268            2,035             756,493      Southwestern Bell
Oklahoma City, OK             1Q00             168,865            1,378           1,026,657      Southwestern Bell
Greenville/
Spartanburg, SC               1Q00             143,671            2,630             929,565      BellSouth
Atlanta, GA                   1Q00             824,065              890           3,541,230      BellSouth
Greensboro, NC                1Q00             116,685              765             775,283      BellSouth
Burlington, NC                1Q00              22,710               -              121,664      BellSouth
Winston-Salem, NC             1Q00              90,621               -              279,043      BellSouth
Indianapolis, IN              2Q00             373,128              564           1,492,297      Ameritech
Akron, OH                     2Q00             164,271              870             680,142      Ameritech
Wilmington, NC                2Q00              40,709              654             222,108      BellSouth
Cincinnati, OH                3Q00             308,236              448           1,597,352      Broadwing Communications;
                                                                                                 Sprint/United
Columbus, OH                  3Q00             315,990              218           1,447,646      Ameritech
Dayton, OH                    3Q00             147,087              271             950,661      Ameritech
Lexington, KY                 3Q00              77,209               82             441,073      GTE
Miami/
Ft. Lauderdale, FL            3Q00             724,849              436           3,514,404      BellSouth
Charlotte, SC                 3Q00             278,152              514           1,321,068      BellSouth
Raleigh, NC                   3Q00             233,186               31           1,025,253      BellSouth
Columbia, SC                  3Q00              84,282               69             488,207      BellSouth
Jacksonville, FL              3Q00             190,406               75           1,008,623      BellSouth
Louisville, KY                4Q00             156,504               -              991,765      BellSouth
Nashville, TN                 4Q00             186,091               -            1,117,178      BellSouth
Knoxville, TN                 4Q00             110,734               21             672,087      BellSouth
Charleston, SC                4Q00              82,805               21             552,803      BellSouth

- ------------------------
(1)   Quarter during which the network became commercially operational.
(2) Addressable business lines are the access lines used by businesses in a particular market and capable of being served by a provider. We consider addressable business lines an indicator of the size of the market that we may serve. These numbers are our estimates based upon business line information obtained annually from PNR Associates, Inc., which maintains a database of the number of business access lines in the respective markets, and increased based on an assumed annual growth rate of 7%, which growth rate is based on historical growth rate information available from the Federal Communications Commission.
(3)   As of December 31, 2000.
(4)   Populations are based on 1996 U.S. Census Data.

         In total, these markets have approximately 6.1 million business lines which are accessible from our networks. As of December 31, 2000, NuVox was serving approximately 30,000 customers with a total of approximately 60,000 access lines.

OPERATIONS SUPPORT SYSTEMS

         To effectively serve our customers and manage our business, we are implementing advanced operations support systems which have been designed to automate our critical business functions. We have either acquired these systems from, or developed them with, third party vendors with proven software and extensive knowledge of these systems.

         Our operations support system platforms

    -    are scalable,

    -    may be employed either centrally or in more than one location, and

    - automate many of the functions that previously required multiple manual entries of customer information to accomplish order entry, provisioning, switch administration, customer care and billing.

The legacy systems previously used by incumbent telephone companies and other providers were not only labor-intensive but also created numerous opportunities for errors in provisioning services and billing, delays in installation, poor customer service, and significant added expenses due to duplicated efforts and the need to correct service and billing problems.

         To initiate service for a customer, we must interface with the systems of the incumbent telephone companies and wholesale long distance providers. We are aggressively pursuing "electronic bonding," the online and real-time connection of its operations support systems with those of other carriers, with the incumbent telephone companies in each of our markets. These electronic interfaces allow us to create service requests online, leading to faster installations of customer orders through a reduction in errors associated with manually inputting orders received via fax or e-mail. We expect electronic bonding to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed and provisioned on our networks. We have completed electronic bonding with Southwestern Bell, Ameritech, BellSouth and NeuStar's local number portability database.

         Our operations support system platforms are designed to integrate all of our essential business applications, covering such functions as

    - entering, scheduling, provisioning and tracking of customer service orders,

    - real-time trouble-shooting, 24/7 network surveillance and network inventory,

    -    accurate, customized billing,

    - customer "self-service" capabilities, including web-based bill presentment and customer service,

    - electronic bonding with incumbent telephone companies and other business partners,

    -    sales force management applications,

    -    customer relationship management,

    -    credit verification, and

    -    financial and operational reporting.

         To date, we have implemented provisioning, inventory and order management, billing, network surveillance and mediation, customer relationship management, sales management, trouble management, database management, and financial and operational reporting systems.

         Our operations support system platforms allow us to issue a single billing statement for all of our local, long distance and Internet services. Our customized, "user friendly" billing statement provides our customers with more enhanced billing detail and is easy to read and understand. Our billing system has the ability to handle multiple hierarchies for commercial accounts and accommodate a variety of output media, including paper, electronic datafile, web site access and diskette.

SALES AND MARKETING

         To support our strategy of gaining early entry into our markets, we establish a local sales force in each market. We believe that rapidly establishing a broad, local market presence and brand name recognition across our customer base is critical to our success. We have assembled an experienced direct sales force to market and sell our services through face-to-face interaction with our targeted customers. We believe this approach provides us with a competitive advantage over the incumbent telephone companies in smaller markets, where the incumbent telephone companies generally do not have a significant local presence, and reflects one of our core values: personalized, responsive customer service.

         We believe that our sales force's personal, local interaction with our customers helps us establish strong customer relationships, grow our customer base and reduce churn. We also believe that a personalized, responsive approach is more effective with smaller businesses, which typically do not have management personnel focusing on their telecommunications requirements. We target small to medium-sized business customers who typically have up to 250 employees and use up to 50 access lines. As of December 31, 2000, our average on-net customer had approximately 8.7 access lines.

         We establish sales offices serving each of our local markets. Each local sales office has a sales manager, who manages an average of eight sales account executives and support staff. We use quota-based commission plans and incentive programs to reward and retain our top sales performers and to encourage building and maintaining strong customer relationships.

         We also support our direct sales force through indirect channels such as our value-added reseller relationships, media campaigns and local promotions. Through our value-added reseller program, we have established relationships with resellers who sell our NuVox-branded products and services. In addition to developing media and other promotional campaigns, our marketing department supports our sales efforts by performing competitive product and service analyses through the review of other providers' tariffs and offerings.

EMPLOYEES

         As of December 31, 2000, we had 1,133 full-time employees, including 258 sales and sales support personnel, of whom 181 were quota-bearing direct sales persons. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes and believe that our relationships with our employees are good.

COMPETITION

         OVERVIEW

         NuVox operates in a highly competitive environment and we do not have a significant market share in any of our respective markets. Further, the continuing trend toward business alliances in the telecommunications industry and the further reduction of regulatory and technological barriers to entry, will likely give rise to significant new competition.

         While there are many competitors in the broadly defined telecommunications market, we focus our attention on actual and near-term potential competitors in the geographic areas and market segments in which we offer service. Current and potential competitors and their strengths and weaknesses are described below.

         EXISTING COMPETITORS

         INCUMBENT TELEPHONE COMPANIES. In each of the markets in which NuVox operates, the incumbent telephone company is our principal competitor. Incumbent telephone companies currently dominate our markets with a more than 90% market share. Incumbent telephone companies benefit from favorable regulations and have long standing customer relationships, brand name recognition, significant financial, technical and marketing resources and, subject to regulatory approval, the ability to lower prices or engage in substantial volume or term discounts. In addition, incumbent telephone companies have existing fiber optic networks and switches. We believe we can compete with incumbent telephone companies by focusing on the communications requirements of small and medium-sized business customers and by providing high quality, market-driven products and services with responsive customer service at prices below those charged by the incumbent telephone companies.

         We believe that the incumbent telephone company in each of our markets controls more than 90% of the business access lines in our markets. As a result, we must purchase or lease a significant portion of our underlying network from the incumbent telephone companies, which are currently BellSouth, Southwestern Bell, Ameritech, GTE, Broadwing Communications and Sprint/United. Some of the network components that we purchase or lease from the incumbent telephone companies include unbundled network elements, inside wiring and transmission services. This significant reliance on a primary competitor is burdensome and typically time consuming. See "Regulation" below for a discussion of the regulatory requirements that apply to the incumbent telephone companies' provision of unbundled network elements and other services to other providers such as NuVox.

         LONG DISTANCE TELEPHONE COMPANIES. AT&T, WorldCom and Sprint are among the long distance telephone companies that are now offering bundled local and long distance services to their existing and prospective customers. Some of these long distance carriers have entered the local service market primarily through acquisitions of local service providers, such as AT&T's purchase of Teleport Communications Group and WorldCom's acquisitions of MFS Communications Company and Brooks Fiber Properties. We believe that, although these long distance companies have acquired significant local assets, currently, they are not primarily focused on the provision of local services in second and third tier markets. Instead, they have continued to focus on their primary service offering, long distance, and are attempting to leverage their customer relationships to offer basic local services. We believe that our advanced network platforms, integrated product and service offerings and local sales presence position us to distinguish ourselves from the long distance telephone companies in our markets.

         COMPETITIVE LOCAL TELEPHONE COMPANIES. NuVox faces significant competition from other competitive local telephone companies in our markets. The principal competitive local telephone companies that provide local services in our markets include

     -   Adelphia Business Solutions,         -   Logix Communications,
     -   Birch Telecom,                       -   McLeodUSA,
     -   Business Telecom, Inc.               -   Network Telephone
     -   e.spire Communications,              -   NewSouth Communications,
     -   ITC DeltaCom,                        -   XO Communications,
     -   Intermedia Communications,           -   Time Warner Communications and
     -   KMC Telecom,                         -   US LEC.

         We believe that additional competitors may also develop plans to enter our markets in the future. However, not all of the other competitive local telephone companies in our markets focus on the same target customers as we do or have product offerings as comprehensive as ours.

         RECENT AND POTENTIAL NEW COMMUNICATIONS PROVIDERS

         In addition to the incumbent telephone companies, long distance carriers and other competitive local telephone companies, NuVox may also face competition from other potential entrants in local service markets. These non-traditional providers include

     -   cable television operators,
     -   electric utilities,
     -   fixed and mobile wireless and PCS operators, and
     -   Internet service providers.

         CABLE TV OPERATORS. We expect cable television operators will attempt to leverage their broadband networks to provide voice services to their existing, largely residential, customer base. In addition to technology and network architecture issues, cable operators must overcome the public perception of historically poor levels of customer service and high prices. However, we believe that, because the strength of these entities is in the service territories of their existing facilities, their primary focus is and will continue to be the residential market and that they will position themselves as a low cost, high bandwidth alternative to the incumbent telephone company with bundled local, long distance, Internet access and cable television product offerings.

         ELECTRIC UTILITIES. Electric utilities have a large customer base, and many have fiber networks that could be used to provide telecommunications services. Many electric utilities have increased their installation of fiber optic cable to augment their current core services. Unlike cable television operators, electric utilities have extensive networks covering both business and residential customers. Electric utilities also have the advantage of having existing customer relations, access to rights of way, building access and, in most cases, regional political influence. Disadvantages include inexperience in telecommunications, a generally poor record in diversification investments, little experience in competitive markets, and stringent regulatory and capital market limitations on the use of rate base capital.

         WIRELESS OPERATORS. Cellular and PCS operators may also be a source of competitive local telephone service, using the available bandwidth on their networks. However, with the significant capital outlays made by wireless operators for license fees as well as equipment purchases to build their network infrastructures, we expect that, in the near term, these companies will continue to focus their marketing and operational efforts on the wireless mobile market. Moreover, we believe that these wireless operators will largely be users of competitive local telephone company services to transmit their calls among radio/transmitter sites and generally avoid the traditional local services market.

         INTERNET SERVICE PROVIDERS. We believe that Internet service providers may try to expand their scope of operations to provide more traditional telecommunications services to complement their Internet access services and leverage their subscriber bases. We believe Internet service providers will initially focus on the long distance market, in which it is easier to administer and provision quality customer service, and eventually may vertically integrate to provide full service local telecommunications or be acquired by existing local or long distance telecommunications providers to allow the acquiring companies to further their own vertical integration into the Internet access market.

REGULATION

         NuVox's business is subject to extensive federal, state and local regulation.

         FEDERAL REGULATION

         The FCC regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and terminate interstate and international calls. NuVox provides such services on a common carrier basis. The FCC imposes extensive regulations on common carriers that have some degree of market power, like the incumbent telephone companies. However, the FCC to date has imposed less regulation on common carriers, such as NuVox, that lack significant market power. The FCC requires NuVox to receive and maintain authorizations to provide and resell telecommunications services between the United States and international points.

         Under the Telecommunications Act of 1996, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to conditions in the Telecommunications Act and reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings, legislative initiatives and judicial review, there is still uncertainty as to what impact the Telecommunications Act and any additional legislation will have on NuVox in the future.

         The Telecommunications Act is intended to increase competition. The Telecommunications Act opens the local services market by requiring all local telephone companies to permit interconnection to their networks and imposes other obligations on incumbent telephone companies or, in some cases, all local telephone companies, including:

         - INTERCONNECTION. All local telephone companies must permit their competitors to interconnect with their facilities. Incumbent telephone companies are required to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, and at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, the incumbent telephone company must offer to collocate the requesting carrier's equipment in the incumbent telephone company's premises, except where the incumbent telephone company can demonstrate space limitations or other technical impediments to collocation.

         - UNBUNDLED ACCESS. All incumbent telephone companies are required to provide nondiscriminatory unbundled access to FCC and state telecommunications regulatory commission-defined network elements, which include network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, and at prices based on cost, which may include a reasonable profit.

         - ACCESS TO RIGHTS-OF-WAY. All local telephone companies are required to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

         - RECIPROCAL COMPENSATION. All local telephone companies are required to complete calls originated by other local telephone companies under reciprocal compensation arrangements at prices based on costs or otherwise negotiated by the parties.

         - RESALE. All local telephone companies must permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent telephone companies are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent telephone company in the wholesale offering.

         - NUMBER PORTABILITY. All local telephone companies must permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

         - DIALING PARITY. All local telephone companies must provide equal access to competing providers of telephone exchange service and toll service, and they must also provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

         Incumbent telephone companies are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent telephone companies remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

         INTERCONNECTION AND UNBUNDLED ACCESS

         In August 1996, the FCC established rules implementing the incumbent telephone company interconnection obligations described above. On July 18, 1997, the Eighth Circuit vacated portions of the FCC's decision and narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent telephone companies must provide to competitors on an unbundled basis.

         On November 5, 1999, the FCC released a ruling in response to the Supreme Court's decision that detailed three significant changes affecting the incumbent telephone companies' obligations to provide unbundled network elements to competitors. First, the FCC indicated that the incumbent telephone companies no longer were required to provide access to operator and directory assistance services. However, the FCC expanded the definitions of two previously defined unbundled network elements so that the incumbent telephone companies are now required to provide unbundled access to portions of local loops and dark fiber optic loops and transport. In the highest density zones of the top 50 metropolitan statistical areas in the country, including St. Louis, Kansas City, Indianapolis, Columbus, Cincinnati, Nashville, Charlotte, Greensboro, Miami and Ft. Lauderdale, the incumbent telephone companies have the option of either (1) refusing to make unbundled local circuit switching available for customers with four or more lines or (2) refusing to provide direct access to end-to-end loop/transport combinations known as "enhanced electronic links" or "EELs." Also, in subsequent orders the FCC has established conditions under which competitive carriers can obtain EELs on an indirect basis, by converting facilities initially ordered under the incumbent telephone companies' special access tariffs. SBC and BellSouth have chosen, or have been required, to provide direct access to EELs, but Ameritech and Cincinnati Bell have refused to do so. NuVox makes only limited use of unbundled local circuit switching network elements, but where necessary has ordered special access circuits. We believe that some or all of these special access facilities can be converted to EELs pursuant to the FCC's decisions and we intend to convert such facilities to EELs to effect cost savings. The United States Telecom Association and others appealed the FCC's ruling, and the FCC is conducting further proceedings regarding special access to EEL conversions. We cannot predict the outcome of that appeal, or that FCC proceeding, or other proceedings that might arise from the FCC's ruling.

         On July 18, 2000, the Eighth Circuit issued a decision on remand from the Supreme Court's reversal of the Eight Circuit's 1997 decision. In the July 18 decision, the Eighth Circuit vacated parts of the FCC's interconnection pricing standard included in the local competition rules adopted in August 1996. Those rules had required state commissions to base the rates that incumbent telephone companies charge to competitive local telephone companies for interconnection and for the use of unbundled network elements on the costs that would be incurred by the incumbent carriers using the most efficient technology available, rather than the technology actually used by the incumbent carrier and furnished to the competitive carrier. The Eighth Circuit held that the FCC should have based such rates on the cost of the incumbent carrier's actual facilities. On September 22, 2000, the Eighth Circuit stayed that part of its July 18 decision vacating the FCC's pricing rule basing interconnection rates on the most efficient technology available pending Supreme Court disposition of appeals of that decision filed by AT&T, WorldCom, the FCC and others. The Supreme Court has granted certiorari, is expected to decide the appeal during its 2001-2002 term. If the July 18 decision is upheld by the Supreme Court, it is not clear to what extent, or how quickly, the pricing standard required by the Eighth Circuit would be reflected in state commission-approved interconnection agreements. Eventually, however, if upheld, such pricing standard could result in higher interconnection and unbundled element rates, which could make it more difficult for competitive carriers such as NuVox to compete profitably with the incumbent telephone companies.

         On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit competitors to offer DSL service over the same copper wires used by the incumbent to provide voice service, and a number of incumbent providers have entered into line sharing agreements with DSL providers, some of whom may compete with NuVox in providing DSL access services. On January 19, 2001 the FCC issued certain clarifications to its line sharing order. The specific prices and terms of particular line sharing arrangements are being determined by negotiation or by decisions of state utility commissions, and vary between agreements and jurisdictions. The FCC's ruling also has been challenged in court by the United States Telecom Association and others. The FCC is conducting further proceedings regarding issues that may have a substantial effect on the ability of competitive carriers to compete effectively in the DSL market, including matters related to rights to collocation in the remote terminals being deployed by the incumbent telephone companies.

         On March 31, 1999, the FCC established rules addressing how incumbent telephone companies must allow competitive local telephone companies like NuVox to collocate their equipment in the incumbent carriers' central offices. The FCC required the incumbent telephone companies to allow competitors to collocate equipment that is "used or useful" for either interconnection or access to unbundled network elements. In March 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC's March 1999 collocation ruling. The court concluded that, in requiring the incumbents to provide collocation for equipment that is "used and useful" for interconnection or access to unbundled elements, the FCC had applied an overbroad interpretation of the relevant statutory language, which requires incumbent carriers to provide collocation only for equipment that is "necessary for interconnection or access." The appeals court did not identify the specific types of equipment that would be considered necessary but remanded the portion of the FCC's order as to the definition of "necessary" to the FCC for reconsideration. Similarly, the court decided that the FCC must reconsider its reasons for requiring incumbent telephone companies, under its collocation rules, to give competitors the option of collocating equipment in any unused space within the incumbent telephone company's premises, to the extent technically feasible, and prohibiting incumbent telephone companies from requiring competitors to collocate in isolated space separate from the incumbent telephone company's own equipment. The appeals court did preserve portions of the FCC's collocation rules, however, including "cageless" collocation and collocation cost allocation provisions.

             On August 10, 2000, the FCC released an order reconsidering its March 1999 collocation ruling that strengthened its collocation requirements in some respects, including a new requirement that an incumbent carrier provide physical collocation space within 90 calendar days of a competitor's request, with exceptions, and allow competitors to construct "adjacent structures" on land owned or controlled by the incumbent carrier if there is no space left inside the central office. Competitive providers like NuVox may want to utilize these adjacent structures to collocate their equipment and interconnect with remote terminals of the incumbent telephone companies, thereby increasing the addressable market for their DSL services. The FCC also requested and received further comment on the issues remanded by the D.C. Circuit's ruling. The FCC's decision on remand is expected shortly. Until the remanded issues are resolved, incumbent telephone companies may attempt to restrict the scope of their collocation obligations, at least as to those matters that were not explicitly addressed in the FCC's August 10 reconsideration order. This could delay the implementation, or otherwise limit the scope, of the functionality and equipment that NuVox and other competitive local telephone companies can collocate in incumbent telephone company premises. However, NuVox has not experienced any significant problems in obtaining and building out any collocation sites as a result of the uncertainties created by these rulings.

         While these court and FCC proceedings were pending, NuVox entered into interconnection agreements with a number of incumbent telephone companies through negotiations or adoption of another competitive local telephone company's approved agreements. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. It is uncertain whether NuVox will be able to obtain renewal or renegotiation of these agreements on favorable terms when they expire, particularly with regard to the types of equipment we can collocate at an incumbent's premises and the rates we will be charged for interconnection and access to unbundled network elements.

         INCUMBENT TELEPHONE COMPANIES' PROVISION OF LONG DISTANCE SERVICES

         The Telecommunications Act codifies the incumbent telephone companies' equal access and nondiscrimination obligations and preempts inconsistent state regulations. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies, including SBC, Ameritech and BellSouth, from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permits the regional Bell operating companies to enter the long distance service market outside their local service areas immediately upon its enactment. Further, the Telecommunications Act permits a regional Bell operating company to enter the long distance market in its in-region states upon FCC approval, if it satisfies several procedural and substantive requirements, including:

         - a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief,

         - satisfaction by these interconnection agreements of a 14-point "checklist" of competitive requirements, and

         - a showing that the regional Bell operating company's entry into long distance markets is in the public interest.

         Previously, Verizon and SBC have received permission from the FCC to begin providing in-region long distance services in New York and Texas, respectively, and the D.C. Circuit recently upheld Verizon's approval for New York. More recently, SBC has received FCC permission to provide in-region long distance services in Oklahoma and Kansas, and has gained state public service commission approval for Missouri, states which include NuVox markets. It is likely that SBC, Ameritech and BellSouth will petition and receive approval to offer long distance services in additional states. This may have an unfavorable effect on NuVox's business. NuVox is legally able to offer its customers both long distance and local services, while the regional Bell operating companies continue to be barred from offering combined local and long distance services, except in the states noted above. This ability to offer "one-stop shopping" gives NuVox a marketing advantage that we will no longer enjoy as SBC, Ameritech and BellSouth are permitted to offer in-region long distance services in additional states. The other incumbent telephone companies, including Sprint and Broadwing Communications, already may do so.

         INTERSTATE ACCESS CHARGES

         In three orders released on December 24, 1996, May 16, 1997, and May 31, 2000, the FCC made major changes in the interstate access charge structure. In the 1996 order, the FCC removed restrictions on incumbent telephone companies' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If federal regulators do not effectively monitor this increased pricing flexibility, it could have a material adverse effect on our ability to compete in providing interstate access services.

         In the 1997 order, the FCC announced and began to implement its plan to bring interstate access rate levels more in line with costs. Pursuant to this plan, the FCC has adopted rules that grant incumbent telephone companies subject to price cap regulation increased pricing flexibility upon demonstrations of increased competition or potential competition in relevant markets. The FCC elaborated on these access pricing flexibility rules in an order released on August 27, 1999. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on NuVox's access charge revenues and on our ability to compete in providing interstate access services. Several parties appealed the 1997 order and on August 19, 1998, the 1997 order was affirmed by the U.S. Court of Appeals for the Eighth Circuit.

         In the 2000 order, the FCC adopted several proposals to further reform access charge rate structures, relying heavily on a proposal submitted by a coalition of long distance companies and incumbent telephone companies referred to as "CALLS." These and related actions will result in significant changes to access charge rate structures and rate levels. As incumbents' access rates are reduced, NuVox may experience downward market pressure on its own access rates, although the effect may be mitigated to some extent as recovery by both incumbent and competitive local service providers of per minute charges to long distance carriers is shifted to per line charges recovered from end-users.

         In August 1999, the FCC asked for comment on claims by some long distance carriers that competitive local telephone companies were charging those carriers excessively high rates for access to competitive local telephone company customers. Specifically, the FCC asked whether it should regulate competitive local telephone company access charges to ensure that these charges are not unreasonable. More recently, two coalitions of competitive local telephone companies asked the FCC to prevent AT&T from withdrawing its long distance services from customers of those local telephone companies. These FCC proceedings are pending. Although we are unable to predict the outcome of these proceedings, a decision by the FCC to regulate the level of competitive local telephone company access charges could result in lower competitive local telephone company access charges and decrease the revenues some competitive carriers, such as NuVox, receive from providing access services. Notably, AT&T and Sprint have disputed and refused payment of switched access charges billed by certain competitive local telephone companies, including NuVox.

         RECIPROCAL COMPENSATION FOR CALLS TO INTERNET SERVICE PROVIDERS

         A number of incumbent telephone companies throughout the country, including SBC, Ameritech, BellSouth and Verizon, have been contesting whether the obligation to pay reciprocal compensation should apply to telephone calls received by end users who provide Internet access services. These end users are commonly known as Internet service providers or "ISPs," who have large amounts of incoming calls. As interpreted by the FCC, the Telecommunications Act requires that, where a subscriber of one local telephone company places a local call that must be handed off to a second local telephone company for delivery to the called party, the first carrier must pay reciprocal compensation to the second carrier for terminating the call. The incumbent telephone companies claim that calls made to ISPs are interstate in nature and that calls to ISPs therefore should be exempt from reciprocal compensation arrangements applicable to local calls carried by two local telephone companies. Competitive local telephone companies have contended that interconnection agreements providing for reciprocal compensation contain no exception for local calls to ISPs and reciprocal compensation is therefore applicable. In response to carriers' requests for clarification, the FCC, on February 25, 1999, declared that, while Internet traffic is jurisdictionally mixed, it is largely interstate in nature. The FCC also found that the reciprocal compensation requirement in the Telecommunications Act does not apply to calls to ISPs. The FCC did not, however, determine whether calls to ISPs are subject to reciprocal compensation in any particular instance. In this regard, the FCC concluded that carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and thus are subject to reciprocal compensation obligations to the extent provided in their interconnection agreements or as determined by state commissions. Concurrent with its decision, the FCC opened a rulemaking proceeding to adopt an appropriate prospective inter-carrier compensation mechanism for calls to ISPs.

         In March 2000, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's February 1999 ruling, finding that the FCC order did not include a satisfactory explanation for its holding that calls to ISPs are not subject to the Telecommunications Act's reciprocal compensation provisions. The FCC currently is seeking comment on the impact of the Court's ruling and then may either clarify its former decision or adopt a new one. We are unable to predict the outcome of that proceeding. In addition, Congress is considering draft legislation that would, if enacted in its current form, eliminate mandatory reciprocal compensation requirements not only for termination of calls to ISPs, but also for all other local telecommunications traffic in favor of a so-called "bill-and-keep" scheme that offsets or otherwise waives these termination charges. We cannot predict whether the pending legislation will be enacted or, if enacted, the impact on our business. Until the FCC or Congress finally acts on these measures, we expect that incumbent telephone companies will continue to challenge reciprocal compensation payments in cases before state regulators. To the extent that state commissions are persuaded to find that interconnected calls to ISPs are not subject to reciprocal compensation obligations, our revenues could be negatively affected, since we would not receive reciprocal compensation on calls terminated on our networks to our ISP customers in those states. At the same time, such ruling would reduce our costs of terminating traffic to incumbent local exchange carrier networks in those same states. During the fiscal year ended December 31, 2000, $452,000 of our revenues was attributable to reciprocal compensation payments for calls to our ISP customers, the majority of which related to the operations of TriVergent. We have an agreement with BellSouth that provides that BellSouth will pay reciprocal compensation on ISP-bound traffic at agreed rates through 2002.

         DETARIFFING

         In November 1996, the FCC ordered non-dominant long distance carriers, like NuVox, to cease filing tariffs for domestic long distance services. The FCC's order required mandatory detariffing for long distance services and gave interstate long distance service providers nine months to withdraw federal tariffs and move to contractual relationships with their customers. A federal appeals court subsequently stayed this order.

         In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on the services providers' Internet web sites of their rates, terms and conditions for domestic interstate services. The effective date of these rules also was delayed until an appeals court could rule on the appeal of the FCC's detariffing order. On April 8, 2000, the United States Court of Appeals for the D.C. Circuit upheld the FCC's mandatory detariffing decision. The FCC subsequently issued a notice establishing a nine-month transition to mandatory detariffing. By July 31, 2001 , carriers must cancel all tariffs for interstate domestic long distance services. After that date, the prices, terms and conditions pursuant to which domestic providers offer service to customers will be governed by contract. The transition to contracts contemplated by this FCC rule change should have limited effect for carriers such as NuVox, since our established business practice includes signing contracts with customers, and because the FCC's detariffing procedures allow for the use of standardized rates, terms and conditions displayed on a carrier's website.

         In June 1997, the FCC allowed non-dominant local service providers to withdraw their tariffs for interstate access services provided to long distance carriers. More recently, the FCC initiated proceedings to consider whether such local service providers, such as NuVox, should be required to withdraw their interstate access services tariffs. This issue remains pending before the FCC, and we are unable to predict the outcome of this proceeding. If the FCC mandates detariffing of interstate access services by non-dominant local service providers, such action could result in significant additional effort and expense for carrier's like NuVox to negotiate access services contracts with long distance carriers and may create additional uncertainty regarding the level of future access service revenues, which would then depend on the results of bilateral negotiations.

         The FCC continues to require that service providers obtain authority to provide services between the United States and foreign points and file tariffs for international services.

         UNIVERSAL SERVICE SUBSIDIES

         On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries. The FCC also expanded the federal subsidies for local telephone services provided to low-income consumers. Providers of interstate telecommunications service, such as NuVox, must pay for a portion of these programs. NuVox's share of these federal subsidy funds will be based on our share of certain defined telecommunications end user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. The FCC recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. We estimate that our contribution liability for 2001 will be immaterial. With respect to subsequent periods, however, we are currently unable to quantify the amount of subsidy payments that we will be required to make or the effect that these required payments will have on our financial condition.

STATE REGULATION

         To provide intrastate services, the operating subsidiaries of NuVox are required to have certificates of public convenience and necessity from state regulatory agencies and to comply with state requirements for telecommunications utilities, including state tariffing requirements.

         State agencies require our subsidiaries to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection and other issues. Although the specific requirements vary from state to state, state regulations tend to be more detailed than FCC regulations because of the strong public interest in the quality of basic local service. We intend to continue to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

LOCAL REGULATION

         Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations often vary on a city by city and county by county basis. If we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land.


RISK FACTORS RELATING TO OUR BUSINESS AND OPERATIONS

WE EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES IN 2001 AND 2002.

         For the year ended December 31, 2000, we had negative adjusted EBITDA of $49.4 million, and, as of December 31, 2000, had accumulated deficits of $90.6 million. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization, and amounts reported as adjusted EBITDA have been adjusted to exclude minority interests, equity in loss of affiliate, stock-based compensation expense, restructuring charge and the extraordinary item relating to the early retirement of debt. We expect to continue to experience increasing operating losses and negative EBITDA, as we expand our operations and grow our customer base. We may not generate sufficient revenues, achieve or sustain positive EBITDA or profitability, or generate sufficient positive consolidated cash flow to meet our working capital, capital expenditure and debt service requirements.

WE EXPECT TO INCUR A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO OPERATE AND FINANCE OUR BUSINESS.

         We expect to incur a substantial amount of indebtedness to finance the operation and development of our networks. Our existing senior secured credit facility contains, and future debt financings likely will contain, covenants that will require us to maintain specified financial ratios and satisfy financial tests, as well as limitations on our ability to incur indebtedness, create liens, make investments, make capital expenditures, pay dividends and effect other specified transactions and payments.

         In addition, a high level of indebtedness could affect our future prospects by

    - limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements and other purposes,

    -    causing us to delay or modify substantially our market expansion plans,

    - requiring that we dedicate a substantial portion of our cash flow from operations, if any, to the payment of principal of and interest on our indebtedness,

    - limiting our flexibility in planning for, or reacting to changes in, our business,

    - making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, and

    - increasing our vulnerability in the event of a downturn in our business.

TO EXPAND TO ADDITIONAL MARKETS, WE WOULD REQUIRE ADDITIONAL CAPITAL, WHICH WE MIGHT NOT BE ABLE TO OBTAIN.

         Expansion to additional markets would require additional capital. We also will require additional financing, or require additional financing sooner than anticipated, if

    - current development plans or projections change or prove to be inaccurate,

    -    we have underestimated our cost projections,

    - necessary to respond to changes in demand for our services and to regulatory and technological developments,

    -    we identify attractive additional market opportunities, or

    -    we effect any additional acquisitions or joint ventures.

         Additional capital may not be available to us. Furthermore, our operations may not produce positive consolidated cash flow in amounts sufficient to meet our additional capital requirements. If we are unable to raise and generate sufficient funds, we may be required to modify, delay or abandon some of our planned market construction or expenditures, which could delay or limit our growth.

AS PART OF OUR BUSINESS STRATEGY, WE MAY CONTINUE TO EXPAND THROUGH ACQUISITIONS AND OTHER STRATEGIC INVESTMENTS, WHICH INVOLVE SUBSTANTIAL RISKS.

         Growth through acquisitions and other strategic investments involves substantial risks. We may not be able to identify and negotiate additional acquisitions on satisfactory terms, or finance or obtain financing needed to complete any acquisitions. If we make any acquisition, we may not be able to successfully integrate the acquired business into our operations and the acquired business may not perform as expected. Other risks involved in acquisitions are

    -    possible incurrence of unanticipated costs of the acquired businesses,

    -    possible loss of key personnel,

    - the potential disruption of our ongoing business and diversion of resources and management time,

    - the possible inability of management to maintain uniform standards, controls, procedures and policies,

    - the risks of entering markets in which management may have little or no prior direct experience, and

    - the potential impairment of relationships with employees, suppliers and customers as a result of changes in management.


         We may also enter into joint ventures and other strategic investment transactions, which involve the risk that we will not have control over the joint venture or other strategic partnership and that a joint venture or strategic partner may have economic, business or legal interests or objectives that are inconsistent with our interests or objectives. These business partners may also be unable to meet their economic or other obligations, which could force us to fulfill those obligations or abandon or curtail the venture.

THE SUCCESS OF OUR NETWORK DEPLOYMENT STRATEGY IS HIGHLY DEPENDENT UPON OUR ABILITY TO ESTABLISH AND MANAGE OUR RELATIONSHIPS WITH INCUMBENT TELEPHONE COMPANIES.

         We depend upon the technology, cooperation and capabilities of the incumbent telephone companies in our markets in order to properly provision and service our customers. The success of our network deployment strategy is highly dependent on our ability to interconnect with, and obtain facilities from, the incumbent telephone companies in our markets on a timely basis and on satisfactory terms. Federal law requires most of the incumbent telephone companies to lease or "unbundle" elements of their networks and permit competitive providers like us to purchase the network elements we need. However, incumbents may not provide these unbundled network elements in a timely manner, and prices and other terms and conditions for these elements may not be favorable to us.

         Despite the adoption of the Telecommunications Act of 1996 and related FCC regulations that are designed to allow new competitive telephone companies like us to compete with the incumbent telephone companies, like many other competitive providers, we have experienced difficulties in working with the incumbent telephone companies in our initial markets. This has interfered with our ability to provision and service our customers and has increased our costs. Court and regulatory decisions have created some uncertainty about the FCC's rules governing the pricing, terms and conditions of agreements needed to obtain interconnections and network facilities and could make negotiating and enforcing these agreements more difficult and protracted in the future. If we are unable to obtain high quality, reliable and reasonably priced services from the incumbent telephone companies in our markets, our cost of providing services may increase and customers may not subscribe for our services.

WE MAY NOT BE ABLE TO PROVISION AND SERVICE OUR CUSTOMERS IF WE CANNOT SECURE SUFFICIENT TRANSMISSION CAPACITY TO MEET OUR FUTURE NEEDS.

         We may not be able to continue to lease adequate transmission capacity in our markets or obtain comparable arrangements from other carriers. Because we lease rather than build local transmission capacity in each of our markets, we would be unable to service our customers if we could not obtain adequate transmission capacity. Insufficient capacity could result in the loss of existing customers and the inability to add new customers and could limit our ability to enter new markets.

THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN WILL DEPEND IN PART UPON GROWTH IN THE DEMAND FOR INTERNET ACCESS AND HIGH-SPEED DATA PRODUCTS AND SERVICES BY SMALL TO MEDIUM-SIZED BUSINESSES.

         We offer high speed Internet access and data transmission and other enhanced data products and services primarily to small and medium-sized businesses. The success of our Internet and data services business will depend upon the demand for these products and services by our target customers. If demand for Internet access and high speed data products and services does not grow as anticipated, we may not be able to achieve our business objectives. The demand for dedicated, high-speed Internet access and other high-speed data products and services by small to medium-sized businesses is evolving and depends on a number of factors. These factors include growth in consumer and business use of new interactive technologies, further development of technologies that facilitate interactive communications between organizations and targeted audiences, security concerns and increases in transmission capacity. Furthermore, our ability to accommodate growth in demand, if any, for these products and services will depend on our ability to hire, train and retain qualified personnel and to further enhance our products and services to adapt to technological and competitive changes. In addition, the market for high-speed data transmission via digital subscriber line, or DSL, and other technologies is relatively new and evolving. Providers of high-speed data services are testing products from various suppliers for a multitude of applications, and industry standards are still being developed.

A FAILURE TO EFFECTIVELY PROVIDE ADVANCED INTERNET ACCESS SERVICES TO OUR CUSTOMERS COULD HARM OUR BUSINESS.

         In addition to providing voice and data services, we act as an Internet service provider to our customers. The Internet is comprised of many Internet service providers that operate their own networks and interconnect with each other at various points to permit them to exchange traffic. However, we may not be able to develop or maintain relationships with providers with adequate network infrastructure or expand or adapt our network infrastructure to meet the Internet service requirements of our customers. Because Internet access, web hosting and applications services are critical to many of our customers' businesses, the inability to meet customer requirements and any significant interruption in our services could result in lost profits or other indirect or consequential damages to customers, which could cause them to switch to another Internet service provider or to seek to recover credits for such service interruptions from us.

OUR OPERATIONS AND GROWTH DEPEND UPON THE ABILITY OF THIRD PARTY SUPPLIERS TO PROVIDE ADVANCED, RELIABLE NETWORK EQUIPMENT ON A TIMELY BASIS.

         The suppliers of our network equipment may not be able to meet our equipment requirements on a timely basis, and equipment may not perform as expected. The following factors could disrupt our operations, jeopardize service to our customers, delay our expansion into new markets and limit our ability to introduce new services and obtain and retain customers

    -    extended interruption in the supply of network equipment,

    -    material increase in prices,

    - significant delay by suppliers in their shipment of products, their release of new products or the failure of their products to perform as expected, and

    - extended delay in transitioning to the products of an alternative supplier, if necessary.

         As an example, we have experienced problems with some advanced network equipment, which has not performed as expected, causing delays in our sales and installation efforts and increased costs. To address these problems, we have installed alternative equipment utilizing traditional telephone technologies, which did not have some of the capabilities that the more advanced equipment was designed to provide. Similar problems may arise in the future.

IF WE FAIL TO SUCCESSFULLY IMPLEMENT, INTEGRATE AND MAINTAIN SOPHISTICATED OPERATIONS SUPPORT SYSTEMS, THIS WOULD ADVERSELY AFFECT OUR ABILITY TO REALIZE ANTICIPATED OPERATIONAL EFFICIENCIES AND TO EFFICIENTLY PROVISION, SERVICE AND BILL OUR CUSTOMERS.

         Sophisticated back office information and processing systems are vital to our ability to monitor costs, render single monthly invoices for bundled services, provision customer orders, provide timely customer service and achieve operating efficiencies. We have developed, with third-party vendors, scalable operations support systems that are designed to handle all of our customer service, order management, provisioning, billing, collection and trouble management processing. We also automate many of the functions for which carriers have historically required multiple manual entries of customer information. However, we may not be able to integrate our operations support systems to produce anticipated operational efficiencies. The failure of our operations support systems to perform as expected or to interface with incumbent telephone companies and other providers, or our inability to adequately identify all of the information and processing needs and to upgrade the systems as necessary, will adversely affect our ability to provision, service and bill our customers.

OUR SUCCESS IS HIGHLY DEPENDENT ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED MANAGEMENT, TECHNICAL AND SALES PERSONNEL.

         We are managed by our key executive officers, most notably Mr. David L. Solomon, our chairman and chief executive officer, and Mr. G. Michael Cassity, our president and chief operating officer. We do not maintain key person life insurance for any of our executive officers. The loss of the services of one or more of our key executive officers could have a material adverse effect on our ability to achieve our strategic objectives.

         Our success also will depend in large part on our ability to attract and retain a large and effective sales force and other highly skilled and qualified management and technical personnel. The competition for qualified personnel in the telecommunications industry is intense. We may not be able to attract and retain the qualified management, technical and sales personnel necessary to achieve our objectives.

OUR RELIANCE ON OTHER CARRIERS TO PROVIDE LONG DISTANCE TRANSMISSION SERVICES COULD ADVERSELY AFFECT THE PROFITABILITY OF OUR LONG DISTANCE SERVICES.

         We provide long distance services to our customers as part of our offering of bundled telecommunications services. We rely on other carriers to provide us with long distance transmission services. Agreements with these carriers typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. If we fail to meet any minimum volume commitments, we must pay under-utilization charges, and if we underestimate our transmission capacity needs, we may be required to obtain additional capacity through more expensive means, each of which could adversely affect our ability to offer long distance services profitably. In addition, the long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. The long distance business is also characterized by a high average customer churn rate, meaning that customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors.

INCUMBENT TELEPHONE COMPANIES HAVE A DOMINANT MARKET SHARE IN EACH OF OUR MARKETS AND MAY TAKE ACTIONS THAT WILL ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND OPERATE PROFITABLY.

         In each of our markets, we compete principally with the incumbent telephone companies serving that market, which initially have been Southwestern Bell, Ameritech, BellSouth, GTE, Broadwing Communications and Sprint/United. The incumbent telephone companies have long-standing relationships and name recognition with their customers, financial, technical and marketing resources substantially greater than ours, and the potential to fund competitive services with cash flows from a variety of businesses. Incumbent telephone companies presently have more than a 90% market share in each of our markets. For these reasons, we face a significant threat to our ability to attract and retain customers. In addition, recent regulatory initiatives designed to promote competition with the incumbent telephone companies have also been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent telephone companies. This may present incumbent telephone companies with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, which would allow incumbent telephone companies to offer competitive services at lower prices. If the incumbent telephone companies engage in discount pricing practices, we may not be able to achieve or maintain adequate market share or margins or compete effectively with the incumbent telephone companies in our target markets.

INCREASING COMPETITION FROM A NUMBER OF OTHER PROVIDERS IN EACH OF OUR TARGET MARKETS ALSO COULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OR MAINTAIN ADEQUATE MARKET SHARE AND OPERATE PROFITABLY.

         We believe that second and third tier markets will support only a limited number of competitors and that operations in markets with multiple competitive providers are likely to be unprofitable for one or more of these providers. We expect to experience increasing competition in our target markets from other providers of integrated communications services, which are

    - large long distance companies, such as AT&T, WorldCom and Sprint, which offer integrated local, long distance and data telecommunications services,

    - the regional Bell operating companies, such as Southwestern Bell, Ameritech and BellSouth, which have gained or are aggressively seeking regulatory authority under the Telecommunications Act to offer bundled local and long distance telecommunications services in their own local regions, and

    -    other competitive providers.

         Many of our competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours. These competitors also may offer prices that are lower than our prices. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in our markets.

A GROWING NUMBER OF COMPETITORS ARE DEPLOYING ALTERNATIVE TECHNOLOGIES TO PROVIDE VOICE AND DATA TRANSMISSION SERVICES WHICH MAY BE MORE ATTRACTIVE TO OUR POTENTIAL CUSTOMERS.

         The construction of networks utilizing new technologies such as Internet telephony, cable modem service and wireless networks might also create significant new competitors that may have lower costs or alternative products which may be more attractive to our potential customers. For example, Qwest Communications International Inc., Level 3 Communications Inc. and Williams Communications Group have deployed extensive fiber optic communications networks utilizing Internet-based technologies. In addition, Sprint and AT&T have announced that they intend to transition their respective network infrastructures to Internet protocol platforms in order to offer their customers integrated voice and data solutions. Teligent, Inc. and Winstar Communications, Inc. are using wireless technologies to provide high speed integrated local, long distance and data telecommunications services.

         Other potential competitors in our markets include electric utilities, cable television companies, resellers, and microwave, satellite and other wireless telecommunications providers. Some electric utilities can transmit Internet and data services over their power lines at speeds comparable to those achievable by telephone companies with traditional transmission technologies. With the recent acquisitions of TCI and Media One by AT&T, the merger of Time Warner with America Online, and continuing consolidation in the cable television industry, cable television companies have emerged as a significant new threat to more traditional providers of telecommunications services. Other new competitors are utilizing alternative transmission facilities, including satellite transmission, which can also be used to provide high capacity voice, data and Internet access and interactive services. These companies may offer alternative products at competitive prices which may negatively impact our ability to obtain and retain customers.

GOVERNMENT REGULATIONS MIGHT RESTRICT OUR OPERATIONS OR IMPROVE THE COMPETITIVE POSITION OF OUR PRINCIPAL COMPETITORS.

         Unlike some of our competitors, particularly the incumbent telephone companies, we are not currently subject to some of the more burdensome requirements of federal regulations. However, our ability to compete in the communications industry depends upon a continued favorable, pro-competitive regulatory environment. New regulations or legislation affording greater flexibility and regulatory relief to our larger competitors or imposing greater restrictions on our operations may significantly harm our ability to compete.

ITEM 2.  PROPERTIES.

         NuVox is headquartered in Chesterfield, Missouri, and we lease offices and space in a number of locations, primarily for sales offices and network equipment installations. The table below lists our leased facilities and number of collocation sites secured, as of December 31, 2000:

                                                                                                         NUMBER OF
                                                               LEASE               APPROXIMATE          COLLOCATION
LOCATION                               PURPOSE               EXPIRATION           SQUARE FOOTAGE       SITES SECURED
- --------                               -------               ----------           --------------       -------------
Chesterfield, Missouri              Headquarters             March 2002               50,600                --
St. Louis, Missouri               Hub Site Facility          July 2009                6,143                 17
Springfield, Missouri             Hub Site Facility          April 2009               13,660                 2
Kansas City (Lenexa), Kansas      Hub Site Facility          March 2009               7,452                 20
Wichita, Kansas                   Hub Site Facility        February 2009              7,500                  4
Little Rock, Arkansas             Hub Site Facility          April 2009               7,200                  6
Tulsa, Oklahoma                   Hub Site Facility         August 2009               8,592                  5
Oklahoma City, Oklahoma           Hub Site Facility         October 2009              6,161                 14
Greenville, South Carolina          Office Space            January 2004              9,600                  9
                                    Office Space           December 2010              92,653
                                    Office Space            August 2003               26,800
                                    Office Space             July 2009                11,209
                                    Office Space           December 2010              5,605
                                    Office Space            October 2010              11,209
                                 Equipment Warehouse       February 2003              18,000
Atlanta, Georgia                    Sales Office           December 2004              4,584
                                  Hub Site Facility          July 2009                6,403                 18
Greensboro, North Carolina          Sales Office            January 2005              4,731                 11
                                  Hub Site Facility        November 2009              4,500
Indianapolis, Indiana             Hub Site Facility         January 2009              7,921                 12
Akron, Ohio                       Hub Site Facility        February 2010              7,261                  8
Wilmington, North Carolina          Sales Office             July 2005                12,122                 3
                                  Hub Site Facility           May 2010                5,000
Cincinnati, Ohio                  Hub Site Facility        February 2010              7,980                 17
Columbus, Ohio                    Hub Site Facility           May 2010                4,600                 15
Dayton, Ohio                      Hub Site Facility         January 2010              7,814                 10
Lexington, Kentucky               Hub Site Facility          April 2010               8,438                  4
Miami, Florida                      Sales Office           September 2005             6,989                 36
                                  Hub Site Facility          July 2009                15,445
Charlotte, North Carolina           Sales Office              May 2005                4,363                 11
                                  Hub Site Facility          March 2010               9,314
Raleigh, North Carolina             Sales Office             July 2005                5,023                  7
                                  Hub Site Facility         August 2010               6,745
Columbia, South Carolina            Sales Office             July 2005                2,440                  5
Jacksonville, Florida               Sales Office             March 2005               4,574                 16
                                  Hub Site Facility           May 2010                5,000
Louisville, Kentucky              Hub Site Facility          March 2010               7,690                 11
Nashville, Tennessee                Sales Office            October 2005              5,762                 13
                                  Hub Site Facility           May 2010                8,645

                                                                                                         NUMBER OF
                                                               LEASE               APPROXIMATE          COLLOCATION
LOCATION                               PURPOSE               EXPIRATION           SQUARE FOOTAGE       SITES SECURED
- --------                               -------               ----------           --------------       -------------
Knoxville, Tennessee                Sales Office             July 2005                4,582                  5
Charleston, South Carolina          Sales Office              May 2005                3,706                  7
                                  Hub Site Facility          July 2010                5,000



ITEM 3.  LEGAL PROCEEDINGS.

         NuVox is not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Effective October 31, 2000, the holders of more than two-thirds of the issued and outstanding shares of each class of our capital stock, by written consent in lieu of a meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware, approved the following matters:

    - the acquisition by NuVox of State Communications, Inc., d/b/a TriVergent Communications, by means of the merger of TriVergent with and into Triangle Acquisition, Inc., a wholly owned subsidiary of NuVox, in accordance with an Agreement and Plan of Merger dated as of June 9, 2000 by and among NuVox, TriVergent and Triangle Acquisition, Inc., and the transactions contemplated by the merger agreement, including the appointment of Messrs. Houser, Hamrick and Tyrrell as directors of NuVox upon completion of the merger,

    - the amendment and restatement of the amended and restated certificate of incorporation of NuVox, providing for, among other things, the terms of the new series of preferred stock issued to holders of preferred stock of TriVergent in the merger, the increase in the number of authorized shares of common stock and preferred stock to 400,000,000 and 200,000,000, respectively, and the addition of a preferred return of 8.0% per annum to the liquidation preferences of each series of preferred stock of NuVox,

    - the adoption of the NuVox/TriVergent Corporation Employee Incentive Plan, pursuant to which incentive and nonqualified stock options to purchase up to 10,946,207 shares of common stock of NuVox were issued in exchange for options to purchase TriVergent common stock, pursuant to the merger agreement, and

    - the amendment of the 1998 Stock Incentive Plan of NuVox to increase the maximum number of shares available for grant under the plan to 10,000,000.

             Each of the foregoing was approved by the stockholders as follows:

                                          SHARES                   SHARES                SHARES
       CLASS OF SERIES                  OUTSTANDING               APPROVING         NOT CONSENTING(1)
       ---------------                  -----------               ---------         -----------------
Common Stock                              6,048,200               5,804,200             244,000
Series A Preferred Stock                 26,850,000              26,850,000                --
Series A-1 Preferred Stock                3,125,000               3,125,000                --
Series B Preferred Stock                 19,573,312              19,573,312                --

- ----------------
(1) Represents shares held by stockholders who did not execute a written consent.

Each of the foregoing matters was approved by more than the required number of votes under Delaware law, NuVox's certificate of incorporation and the terms of securities purchase agreements pursuant to which preferred stock of NuVox was issued. The amendment to NuVox's certificate of incorporation and the TriVergent merger became effective upon the filing of a certificate of amendment and a certificate of merger, respectively, with the Secretary of State of Delaware on November 1, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

NO ESTABLISHED PUBLIC TRADING MARKET

         There is no established public trading market for NuVox's common equity. NuVox has not applied for, and has no current intention to apply for, listing or authorization for quotation of its common or preferred stock on any securities exchange or on The Nasdaq Stock Market or any other quotation system. The table below sets forth the number of holders of record of NuVox's common stock and each series of preferred stock, each outstanding share of which currently is convertible into one share of common stock of NuVox, as of March 1, 2001.

         CLASS OF CAPITAL STOCK                                HOLDERS OF RECORD
         ----------------------                                -----------------
         Common stock                                                 208
         Series A Convertible Preferred Stock                          17
         Series A-1 Convertible Preferred Stock                         3
         Series B Convertible Preferred Stock                          66
         Series C-1 Convertible Preferred Stock                         6
         Series C-2 Convertible Preferred Stock                        25
         Series C-3 Convertible Preferred Stock                        43

DIVIDEND POLICY

         NuVox has never paid any dividends on its common or preferred stock and does not anticipate paying dividends in the foreseeable future. NuVox's senior secured credit facility contains covenants that restrict the ability of NuVox's operating subsidiaries to declare or pay dividends to the registrant and financial ratio covenants that together effectively prohibit NuVox from paying any cash dividends on its common or preferred stock for the foreseeable future. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." No cash dividends may be declared and paid on the NuVox common stock so long as any shares of NuVox preferred stock are outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2000, NuVox offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

         SERIES B PREFERRED STOCK

         Pursuant to a Securities Purchase Agreement among NuVox and the Purchasers named therein dated as of March 31, 2000, as amended by agreement dated as of October 25, 2000, NuVox agreed to issue and sell an aggregate of 30,430,611 of its Series B Convertible Preferred Stock at $7.00 per share. Pursuant to capital calls in April, October, November and December, NuVox received cash proceeds of $68.2 million, $68.2 million, $5.7 million and $67.9 million, respectively, for the issuance of an aggregate of 29,997,517 of such shares and, at December 31, 2000, had subscriptions receivable of $3.0 million for the remaining 433,094 shares. The shares were issued and sold to existing holders of NuVox's common and preferred stock and to two lender participants in NuVox's $225 million senior secured credit facility. Each share of NuVox's Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one share of NuVox common stock, subject to customary anti-dilution adjustments. NuVox has used the proceeds of the issuance and sale of such Series B Convertible Preferred Stock to fund its capital requirements for the installation, deployment and initial operating losses of its networks.

         The issuance of Series B preferred stock described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for distribution in connection with these transactions. All investors had adequate access to information about NuVox through their relationship with NuVox and through information that NuVox made available to them. Each purchaser of Series B preferred stock is a party to a stockholders' agreement that restricts the purchaser's ability to transfer any shares of such stock.

         ISSUANCE OF COMMON STOCK PURSUANT TO 1998 STOCK INCENTIVE PLAN

         During the year ended December 31, 2000, NuVox issued and sold an aggregate of (1) 6,040 shares of its common stock to seven former employees upon exercise of stock options granted pursuant to the NuVox, Inc. 1998 Stock Incentive Plan, as amended, at exercise prices of $2.40 per share, and received aggregate cash proceeds of $5,536, and (2) 555,000 shares of its common stock for $2.40 per share and 124,000 shares of its common stock for $3.20 per share to 17 employees pursuant to its Stock Purchase Program under the 1998 Stock Incentive Plan, and received aggregate cash proceeds of $1,728,800. The issuance of such shares of common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated by the SEC thereunder for securities issued pursuant to a written compensatory benefit plan, pursuant to offers made prior to the time NuVox became subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, in an aggregate amount which is less than 15% of NuVox's total consolidated assets as of the date of its most recent balance sheet on the date of sale.

         GRANT OF OPTIONS AND WARRANTS PURSUANT TO 1998 STOCK INCENTIVE PLAN

         At various dates during the year ended December 31, 2000, we granted options to purchase an aggregate of 3,658,800 shares and warrants to purchase an aggregate of 50,000 shares of our common stock to employees under our 1998 Stock Incentive Plan, which plan and amendments thereto were previously approved by our stockholders. The exercise prices of these options and warrants were not less than 80% of the fair market value of our common stock on the dates of grant and ranged from $2.40 to $5.60 per share. The options vest ratably in installments of one-third per year starting on the first anniversary of the date of grant. The warrants are immediately exercisable. All of these option and warrant grants were made in reliance upon the exemption from the registration requirements of Rule 701 of the Securities Act of 1933 pursuant to a written compensatory benefit plan. The grants were made prior to the time NuVox became subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, with aggregate exercise prices which are less than 15% of NuVox's consolidated assets as of December 31, 2000. NuVox intends to file a registration statement on Form S-8 registering the shares underlying the options and warrants granted and awards that may be granted in the future under our 1998 Stock Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated historical financial data of NuVox has been derived from our historical financial statements, which are included at pages F-1 to F-18. The following data should be read in conjunction with the historical consolidated financial statements of NuVox, and the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this report beginning on page 39. Financial data for 2000 includes the results of operations of TriVergent and of Shared Telcom subsequent to the dates of the acquisitions. See the unaudited pro forma condensed results of operations, combining the results of NuVox with the results of TriVergent and Shared Telcom as if these acquisitions had occurred on January 1, 1999, at Note 5 of the notes to NuVox's consolidated financial statements filed pursuant to Item 8 of this report.

         Basic and diluted loss per share for NuVox have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares was based on common stock outstanding for basic and diluted loss per share. All other common share equivalents, including assumption of preferred stock conversion and exercise of common stock options and warrants, are excluded from the calculation of net loss per share due to their anti-dilutive effect.

         Included in "Other Financial Data" of NuVox's historical financial data below are adjusted EBITDA amounts. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization, and amounts reported as adjusted EBITDA have been adjusted to exclude minority interests, equity in loss of affiliate, stock-based compensation expense, restructuring charge and the extraordinary item relating to the early extinguishment of debt. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. NuVox's senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations. The consolidated statements of cash flows used in and provided by operating, investing and financing activities of NuVox, as calculated under generally accepted accounting principles, are included with our consolidated financial statements contained herein.

                  NUVOX CONSOLIDATED HISTORICAL FINANCIAL DATA

                                                                   YEARS ENDED DECEMBER 31,
                                                            2000              1999            1998(1)
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                       -----------------------------------------------
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:
         Revenue ..................................   $    14,132        $       452               ----
         Costs and expenses:
              Cost of communications services .....        11,855                496               ----
              Selling, general and administrative .        51,667             16,559        $       693
              Stock-based compensation expense ....           430               ----               ----
              Depreciation and amortization .......        18,041              1,955                  6
              Restructuring charge ................         1,560               ----               ----
                                                      -----------        -----------        -----------
                  Total costs and expenses ........        83,553             19,010                699
                                                      ===========        ===========        ===========
                  Loss from operations ............       (69,421)           (18,558)              (699)
         Other income (expense):
              Interest income .....................         4,197              1,477                132
              Interest expense ....................        (4,593)              (215)              ----
              Equity in loss of affiliate .........          (686)              ----               ----
                                                      -----------        -----------        -----------
                  Total other income (expense) ....        (1,082)             1,262                132
          Minority interest .......................           194               ----               ----
          Extraordinary item related to early
             extinguishment of debt ...............        (2,417)              ----               ----
                                                      -----------        -----------        -----------
                  Net loss ........................   $   (72,726)       $   (17,296)       $      (567)
                                                      ===========        ===========        ===========
         Net loss per share, basic and diluted ....   $     (8.94)       $     (3.25)       $     (0.16)
         Weighted average common shares
         outstanding...............................     8,132,037          5,322,409          3,550,755

         OTHER FINANCIAL DATA:
         Capital expenditures .....................   $    93,727        $    35,564        $       153
         Adjusted EBITDA ..........................       (49,390)           (16,603)              (693)
         Cash flows from operating activities .....       (61,161)           (12,220)              (425)
         Cash flows from investing activities .....      (107,349)           (37,564)              (153)
         Cash flows from financing activities .....      (211,448)            84,181             29,261


                                                                         AS OF DECEMBER 31,
                                                      ---------------------------------------------------
                                                            2000              1999            1998(1)
         CONSOLIDATED BALANCE SHEET DATA:
         Cash and cash equivalents...............     $   106,018        $    63,080        $    28,683
         Property and equipment, net.............         252,479             33,806                148
         Total assets............................         602,598            102,712             28,833
         Long-term debt..........................          98,261             20,000               ----
         Stockholders' equity....................         438,647             78,217             28,694

         --------------------------------------
         (1) NuVox was organized on June 15, 1998 under the name "Gabriel Communications, Inc."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         NuVox is a rapidly growing, facilities-based, integrated communications and applications services provider offering a wide array of broadband products and services primarily to small and medium-sized businesses in second and third tier markets. We compete with incumbent telephone companies and other providers by providing high quality, integrated voice and data services, excellent service and prices below those charged by the incumbent telephone companies.

         The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses in second and third tier markets; providing superior customer service through a local sales force and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions, joint ventures and strategic alliances to expand and complement our business. We have been providing our products and services in an expanding number of U.S. markets since we commenced commercial operations in June 1999. As of December 31, 2000, NuVox was providing services to approximately 30,000 customers with approximately 60,000 total access lines in service, in 30 markets in seven midwestern states and six southeastern states.

         In contrast to carriers that install their own telecommunications switch in each market and construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our "smart build" network construction strategy, we have installed our own voice and data switches and have leased transmission facilities from incumbent telephone companies and other providers within a local market area. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as "collocation." This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. During 1999 and 2000, capital expenditures have been primarily for the build out of our network and operations support systems infrastructure. Future incremental network infrastructure costs are expected to be substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

         We believe that our smart-build construction strategy offers a number of advantages over the network build-out strategy of the fiber-based competitive local telephone companies by allowing us to

         - improve our return on capital by generating revenue with a smaller capital investment,

         - defer capital expenditures for additional network assets until the time when revenue generated by customer demand justifies such expenditures, and

         - address business customers throughout our markets and not just in those areas accessible from owned fiber transmission facilities.

         The development of our business and the deployment and expansion of our networks require significant expenditures, a portion of which is incurred before the realization of revenue. We have experienced negative operating cash flow from our inception through December 31, 2000 totaling approximately $73.8 million. We expect to continue to incur negative operating cash flow for a period of time as we expand our operations and grow our customer base. Expenses are expected to exceed revenue in each location in which we offer service until a sufficient customer base is established.

TRIVERGENT MERGER

         On November 1, 2000, NuVox completed its merger with State Communications, Inc., d/b/a TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina, which merged with and into a wholly-owned subsidiary of NuVox. The combined company now has networks in the Midwest located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana and Ohio and networks in the Southeast located in South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee. We have made substantial progress in integrating the two companies by

         - restructuring into a unified organization with common salary structures, commission plans, benefit programs and payroll and e-mail systems,

         - developing a common product portfolio throughout our entire 30-market service area,

         - adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and

         - aggressively pursuing cost containment programs which have resulted in annual selling, general and administrative expense savings in excess of $8 million from November 2000 run rates and are targeted to achieve additional annual cost of sales savings from year-end 2000 run rates of approximately $5 million.

         NuVox issued approximately 52.2 million shares of common and preferred stock and options and warrants to acquire approximately 12.2 million shares of common stock to consummate the transaction. Total consideration, inclusive of transaction costs and options and warrants assumed, was approximately $245.6 million. The acquisition has been accounted for using the purchase method of accounting.

SHARED TELCOM ACQUISITION

         On December 11, 2000, NuVox purchased all of the outstanding stock of Shared Telcom Services, Inc., a provider of local and long distance telecommunications services in Indianapolis. NuVox paid $10.4 million in cash and assumed certain liabilities of Shared Telcom. The acquisition has been accounted for using the purchase method of accounting.

OPERATING STATISTICS

         The following table provides selected operational data:


                                                                                       As of December 31,
                                                                           -------------------------------------------
                                                                                 2000                     1999
                                                                           ------------------       ------------------

         Markets in operation                                                           30                          5
         Markets under development                                                      --                          9
              Total markets                                                             30                         14
         Markets with data centers in operation                                         11                         --
         Addressable market - business lines (in millions)                             6.1                       2.85
         Addressable market - total lines (in millions)                               19.8                        6.6
         Lines in service                                                          59,871(a)                    3,458
         Annualized December revenues                                            $46,819,000               $2,457,000
         On-net December revenues per customer                                       $817.14                  $898.06
         Gross margin (%)                                                             16.1                      (9.7)
         Voice switches installed                                                       14                          5
         ATM switches installed                                                         30                          5
         Central office collocations in service                                        243                         --
         Customers served, on-net(b)                                                 3,990                        251
         Total customers served                                                     29,993                        251
         Sales employees                                                               258                         95
         Total employees                                                             1,133                        247

          ---------------

         (a) Includes 25,242 lines in service through which we provide resale services, which are expected to decrease as a percentage of the total lines in service as we pursue our business strategy of providing services over our own network platforms.

         (b) "On-net" customers are those to which NuVox provides its services over its own network platforms. All customers have signed contracts, approximately 70% of which have three-year terms.


RESULTS OF OPERATIONS

         Inasmuch as we have significantly increased the scope and size of our operations since we commenced commercial operations in June 1999, our results of operations for the year ended December 31, 2000 were significantly greater than the results for the year ended December 31, 1999. Also, since we are using the purchase method of accounting for the TriVergent merger and the Shared Telcom acquisition, we have only recognized revenues earned related to these transactions since the related closing date. Accordingly, results for the year ended December 31, 2000 include the results of operations of TriVergent only for November and December, and of Shared Telcom only for December. The unaudited pro forma condensed results of operations combining the results of NuVox with the results of TriVergent and Shared Telcom, as if these combinations had occurred on January 1, 1999, are set forth in Note 5 of the notes to NuVox's consolidated financial statements filed pursuant to Item 8 of this report.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         Our revenues increased to $14.1 million for the year ended December 31, 2000 from $452,000 for the year ended December 31, 1999. The substantial increase in revenue reflects the impact of our continued development activities and the increase from five operational markets in service as of December 31, 1999 to 30 operational markets at December 31, 2000.

         We generate revenues from

         - local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

         - long distance services, which include a full range of domestic, international and toll-free long distance services,

         - dedicated, high speed Internet access services, including DSL Internet access, web and data services,

         - website design and development, web page hosting and domain name services, audio conferencing, remote access and a comprehensive suite of web-enabled business applications,

         - advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks,

         - access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to our local service customers,

         - reciprocal compensation, which entitles us to compensation for terminating local calls made by customers of other carriers to our customers,

         -    managed server services in our data centers, and

         - network design and installation services and telecommunications equipment sales.

         We price our services competitively with those of the incumbent telephone companies and we offer our customers combined service discounts designed to give them incentives to purchase bundled services under one, two and three year commitments.

         From its inception in October 1997 through April 1999, TriVergent's business strategy was to target residential customers for the resale of local and long distance voice services. At that time, TriVergent began to implement a strategy of offering facilities-based broadband products and services to business customers and, with the exception of its prepaid business, discontinued marketing its residential resale voice services. We expect that our revenues from TriVergent's residential resale business will decline to immaterial amounts by 2002. Also, prior to its acquisition, Shared Telcom primarily resold established telephone company services to business customers. We intend to transition most Shared Telcom resale customers to our switched-based network.

         Local voice service revenues for the years ended December 31, 2000 and 1999 were $7.5 million and $150,000, respectively (of which $6.2 million and $150,000, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charge for basic service, charges for advanced local features, reciprocal compensation and, to a lesser extent, non-recurring charges for installation of service. Long distance service revenues for 2000 and 1999 were $2.6 million and $48,000, respectively. Revenues generated from Internet access, web, data and other services and products for 2000 and 1999 were $4.0 million and $255,000, respectively.

         A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $46.8 million based on December 2000 revenues from $2.5 million based on December 1999 revenues. Annualized revenues for the five markets in service as of December 31, 1999 increased to $10.7 million, based on December 2000 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 59,871 at December 31, 2000, of which 34,629 were on-net, as compared to 3,458 on-net access lines in service at December 31, 1999. Total customers have grown to 29,993 as of December 31, 2000, of which 3,990 were served on-net, as compared with 251 on-net customers at December 31, 1999.

COST AND EXPENSES

         Our cost of communication services amounted to $11.9 million for the year ended December 31, 2000 compared to $496,000 for the year ended December 31, 1999. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue from 1999 to 2000. Gross margin increased to 16.1% of revenue for the year ended December 31, 2000 as compared with a negative gross margin of 9.7% in the year ended December 31, 1999. The increase in gross margin is due to more efficient utilization of leased transport and customer access facilities as the customer base has increased in each of our markets. Our cost of communication services includes recurring costs associated with

         - leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies' central offices,

         - leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks,

         - leasing space used to collocate our customer access equipment in incumbent telephone companies' central offices,

         -    purchasing long distance services for resale to our customers, and

         -    providing Internet access to our customers.

         We have interconnection agreements with Southwestern Bell, Ameritech, BellSouth, GTE, Broadwing Communications and Sprint/United for our network and collocation facilities. The costs to lease the local loop lines and high-capacity digital transport facilities from incumbent telephone companies vary by company and are regulated by state authorities. We believe that there are multiple vendors of high-speed transport facilities in each of our markets in addition to the incumbent telephone company. These vendors are an alternate source for transport facilities and generally provide these facilities at lower costs than those charged by the incumbent telephone companies. We expect that the total cost of leasing communications services will increase with the volume of customers, and we expect these costs to be a significant part of ongoing costs of services. The recurring costs of the collocation facilities, including leasing and utilities costs, are capitalized until we initiate services to customers through those facilities. Thereafter, these costs are included in our cost of communication services. We expect that these costs will adversely impact our gross margins until we achieve a sufficient level of utilization to cover such costs.

         We have agreements with WorldCom, Inc., Qwest Communications and Global Crossing to provide us with long distance transmission services. These agreements provide for the resale of long distance services on a per-minute basis and the Global Crossing agreement has minimum usage requirements. We expect that total costs for transmission capacity will increase as customers' long distance calling volume increases, and that these costs will be a significant portion of the cost of long distance services.

         The primary expenses associated with providing Internet access to customers is the cost of interconnecting our network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

         Our selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, education and training costs, and professional services and consulting fees. We expect that our selling, general and administrative expenses will increase significantly as we expand our operations and hire additional employees, but will decrease as a percentage of revenues as we grow our customer base. We employ a direct local sales force in each of our markets. We use quota-based commission plans and incentive programs to compensate our sales personnel. We supplement our direct sales force through the use of agents such as value-added resellers and system integrators, who are compensated on a commission basis. We also use print and other media advertising campaigns to create product and brand awareness.

         Our selling, general and administrative expenses increased to $51.7 million for the year ended December 31, 2000 compared to $16.6 million in fiscal 1999. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. We added 886 employees, including an additional 163 sales employees, between December 31, 1999 and December 31, 2000 as 25 additional markets became operational, including 16 former TriVergent markets.

         In connection with the TriVergent merger, a portion of the purchase price was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6.0 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $430,000 was recorded as amortization of stock-based compensation in 2000.

         Depreciation and amortization expense increased to $18.0 million for the year ended December 31, 2000 from $2.0 million for 1999. This reflects the completion of networks and initiation of services in 30 markets, including 16 former TriVergent markets, by December 31, 2000, as well as the recording of amortization of intangible assets related to the TriVergent and Shared Telcom transactions.

         Interest expense for the year ended December 31, 2000 was $4.6 million as compared to interest expense of $215,000 in 1999. The increase in interest expense relates to borrowings and commitment fees under our former senior secured credit facility and our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

         Interest income is earned on the short-term investment of available cash. Interest income increased from $1.5 million in 1999 to $4.2 million in 2000, due to increases in our average cash balances.

         We had an operating loss of $69.4 million and negative adjusted EBITDA of $49.4 million for the year ended December 31, 2000, compared to an operating loss of $18.6 million and negative adjusted EBITDA of $16.6 million for 1999. We expect to continue to experience increasing operating losses and negative adjusted EBITDA as we expand our operations, develop our networks and grow our customer base.

         Our net loss for the year ended December 31, 2000 was $72.7 million compared to $17.3 million for 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM JUNE 15, 1998 (INCEPTION) TO YEAR ENDED DECEMBER 31, 1998

         Our operations through December 31, 1999 generated $452,000 of revenue. We had no revenue in 1998.

         Cost of communications services amounted to $496,000 for the year ended December 31, 1999. The negative gross margin we experienced during our initial start-up period was primarily attributable to the fact that we had recurring costs associated with underutilized leased transmission facilities incurred until we had built a sufficient customer base in our initial markets. We incurred no communication services costs in 1998.

         Selling, general and administrative expenses were $16.6 million for the year ended December 31, 1999 compared to $693,000 for the period from inception to December 31, 1998. The number of employees increased to 247 as of December 31, 1999, from 15 as of December 31, 1998. The sales force, including sales managers, account executives and sales engineers and administrators, had grown to 95 as of year end.

         Depreciation expense increased from $6,000 in 1998 to $2.0 million for the year ended December 31, 1999, consistent with the completion of networks and initiation of services in our first five markets by December 31, 1999.

         Our operating loss and negative adjusted EBITDA for the year ended December 31, 1999 was $18.6 million and $16.6 million, respectively, compared to $699,000 and $693,000, respectively, for the period ended December 31, 1998.

         Our net loss for the year ended December 31, 1999 was $17.3 million compared to $567,000 for the period from inception to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had $109.0 million of cash, short-term investments and preferred stock subscriptions receivable, and $126.7 million of undrawn financing available under the senior secured credit facility, providing total available capital of $235.7 million. We estimate that this will fully fund the continued development and operation of our current 30 markets to positive EBITDA in the fourth quarter of 2002 and positive free cash flow in the fourth quarter of 2003.

         On November 1, 2000, Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox, closed on an expanded $225 million eight-year senior secured credit facility, which replaced its existing $90 million senior credit facility. Approximately $98.2 million was drawn at that date to repay the previous secured credit facilities of Gabriel Communications Finance and TriVergent and to pay other expenses relating to the TriVergent merger. This credit facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and is predicated on our 30-market business plan. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the borrower's leverage ratio and is initially the London Interbank Offer Rate plus 4.25%. The initial commitment fee on the unused portion of the credit facility is 1.50% per annum, paid quarterly, and will be reduced based upon usage.

         Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than its unrestricted subsidiaries, and of the borrower and each of the borrower's subsidiaries. The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and require the borrower and NuVox to maintain operating and financial performance measures. These covenants effectively prohibit NuVox from paying any cash dividends on its common stock and preferred stock for the foreseeable future.

         Capital expenditures were $93.7 million and $35.6 million for the years ended December 31, 2000 and 1999, respectively. Capital expenditures include assets necessary for deploying the networks in our initial 30 markets, establishing our network operations control centers and providing the operations and other support systems necessary for our business. We estimate that our capital expenditures during 2001 will be approximately $50 million. Net cash used in investing activities was $107.3 million for the year ended December 31, 2000 and $37.6 million for the year ended December 31, 1999. In addition to capital expenditures, net cash used in investing activities for the year ended December 31, 2000 also included the net cash consideration of $10.4 million for the Shared Telcom acquisition.

         Our financing plan is predicated on obtaining the funding required for each market to reach positive free cash flow prior to committing to the development of that market. By using this approach, we seek to avoid being in the position of seeking additional capital to fund a market after we have already made a significant capital investment in that market. We believe that by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

         As of December 31, 2000, we have raised equity and debt capital of $686 million, consisting of:

         - equity capital of $311 million invested by NuVox stockholders, of which $308 million was received through December 31, 2000 and another $3 million of preferred stock subscriptions was received after December 31, 2000,

         - equity capital of $150 million invested by TriVergent stockholders, and

         - debt capital of up to $225 million under our senior secured credit facility.

         We believe our $235.7 million of total funding available at December 31, 2000 is sufficient to fully fund all of the necessary capital for our initial 30 markets currently in operation, including capital to fund initial operating losses of those markets. We will continue to deploy capital for the development of our existing markets and to allow for demand-driven capital spending. We intend to continue our financing plan of obtaining the funding necessary to support additional markets until they reach positive free cash flow, prior to committing to the development of those markets. In response to demand initially encountered for our services, we may consider the development of additional markets beyond our initial 30 markets and may raise additional funding through the sale of debt or equity securities. In addition, we may require additional funding to take advantage of additional opportunities, effect acquisitions, develop new services or otherwise respond to changing business conditions or developments in the telecommunications industry.

         In connection with the TriVergent merger, we issued to the holders of NuVox and TriVergent preferred stock warrants to purchase 7,999,931 shares of NuVox common stock at an exercise price of $6.00 per share, which expire November 1, 2001, and warrants to purchase 4,999,942 shares of NuVox common stock at an exercise price of $10.25 per share, which expire November 1, 2002. Any holder exercising the $6.00 warrants will be obligated to exercise the $10.25 warrants. If these warrants are exercised in full, NuVox would receive proceeds of approximately $100 million. We can give no assurance that the holders will exercise these warrants in full or at all.

         The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things

         -    a change in or inaccuracy of our development plans or projections,

         -    the demand for our services,

         - regulatory and technological developments, including new opportunities in the telecommunications industry, and

         -    the consummation of acquisitions.

         Our revenues and our cost of deploying our networks and operating our business will depend on a variety of factors, including

         - the extent of price and service competition for telecommunications services in our markets,

         - our ability to develop, acquire and integrate the necessary operations support systems,

         - the number of customers and the services for which they subscribe and the time required to provision those customers,

         -    the nature and penetration of new services that we may offer, and

         - the impact of changes in technology and telecommunication regulations.

Actual costs and revenues may vary from expected amounts, possibly to a material degree, and these variations may affect our future capital requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that require hedge accounting. We are required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities
- -- an amendment to FASB Statement No. 133" on a prospective basis for interim periods and fiscal years beginning January 1, 2001. The adoption of SFAS No. 133, as amended, does not have a material effect on our financial statements.

         In December 1999, the SEC released Staff Accounting Bulletin (SAB)
No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption does not have a material impact on our consolidated financial position or results of operations.

         In the fourth quarter of 2000, the Financial Accounting Standards
Board announced, in connection with finalizing the new accounting standards for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment, and the value would be written down only in periods in which the value of goodwill is more than fair value. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001. The FASB's tentative conclusion, however, is subject to change, and we cannot give any assurance when or if the FASB will issue a final standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 2000 and December 31, 1999, the carrying value of our debt obligations was $98.3 million and $20 million, respectively, and the weighted average interest rate on our debt obligations was 11.02% and 10.12%, respectively. Because the interest rates on our senior secured credit facility are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for 2000 and 1999 would have been increased by $337,000 and $8,000, respectively.

         We have not, in the past, used financial instruments in any material respect as hedges against financial and currency risks or for trading. In connection with the closing of the TriVergent merger and our senior secured credit facility, the borrower under the facility assumed the obligations under a TriVergent interest rate collar agreement, which becomes effective March 30, 2001; however, we do not anticipate the interest rate collar agreement will have a material impact on our consolidated financial position or results of operations. As we expand our operations, we may begin to use various other financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. We do not intend to use derivative financial instruments for speculative purposes. Similar to the existing interest rate collar agreement, interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We will attempt to control our exposure to counterparty credit risk through monitoring procedures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements listed in Item 14, including the notes thereto and the report thereon of KPMG LLP, are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the executive officers and directors of NuVox.

NAME                           AGE     POSITION(S)
- ----                           ---     -----------
EXECUTIVE OFFICERS
David L. Solomon               41      Chief Executive Officer, Chairman and Director
G. Michael Cassity             51      President and Chief Operating Officer and Director
Gerard J. Howe                 45      President - Strategic Initiatives
John P. Denneen                60      Executive Vice President - Corporate Development and Legal
                                       Affairs, Secretary and Director
Marguerite A. Forrest          46      Senior Vice President - Human Resources and Administration and
                                       Assistant Secretary
Michael E. Gibson              42      Senior Vice President and Chief Financial Officer
Michael C. Morey               41      Senior Vice President - Sales and Marketing

NON-MANAGEMENT DIRECTORS
Charles S. Houser              57      Vice Chairman and Director
Watts Hamrick                  41      Director
Michael R. Hannon              40      Director
William Laverack, Jr.          44      Director
Byron D. Trott                 41      Director
Jack Tyrrell                   54      Director

         NuVox's board of directors is classified into three classes of three board seats each. The terms of Messrs. Cassity, Hamrick and Laverack will expire in 2001, the terms of Messrs. Denneen, Trott and Tyrrell will expire in 2002 and the terms of Messrs. Hannon, Houser and Solomon will expire in 2003. There are no arrangements or understandings between any of the directors, executive officers, or any other persons pursuant to which any of NuVox's directors or executive officers have been selected for their respective positions.

         The board of directors has an executive committee, a finance committee, an audit committee and a compensation committee. Directors are not compensated for their services as directors, but non-employee directors are reimbursed for expenses incurred in connection with board and committee meetings attended.

EXECUTIVE OFFICERS

         DAVID L. SOLOMON, chief executive officer, chairman and a director of NuVox, is an experienced telecommunications entrepreneur. He served as executive vice president and chief financial officer of Brooks Fiber from 1994 until its acquisition by WorldCom in 1998. During this period, he played a major role in its capital raising and growth activities, raising more than $1.5 billion of debt and equity and completing numerous acquisitions. Prior to joining NuVox in December 1999, Mr. Solomon served as an advisor to Diveo Broadband Networks, Inc., a competitive telecommunications provider with operations throughout South America, and he also serves as a director of that company. Mr. Solomon is also an investment director and founder of Meritage Private Equity Fund, L.P., a private investment fund specializing in communications network and services companies. Prior to joining Brooks Fiber, he was a partner of KPMG LLP, where he gained more than 13 years' public company accounting and financial experience. He is a member of the American Institute and Tennessee Society of CPAs.

         G. MICHAEL CASSITY, president and chief operating officer and a director of NuVox, since the TriVergent merger, became TriVergent's president and chief operating officer and a director in March 2000. He has more than 28 years of leadership experience in the telecommunications industry. Prior to joining TriVergent, Mr. Cassity served as vice president and chief procurement officer of BellSouth Corporation, vice president of network operations for BellSouth's northern states, vice president of BellSouth's strategic management unit and vice president of organization planning and development. Prior to becoming an officer at BellSouth, Mr. Cassity served in numerous positions including network operations, human resources, strategic planning, financial management, corporate and community affairs and regulatory vice president for Tennessee.

         GERARD J. HOWE, president - strategic initiatives, is a co-founder of NuVox and has more than 20 years of operational and management experience in the telecommunications industry. Prior to joining NuVox, Mr. Howe was senior vice president of finance at Brooks Fiber, where he oversaw the company's financial operations. Prior to joining Brooks Fiber, Mr. Howe spent 18 years with SBC Communications (Southwestern Bell) and held a number of executive positions in operations, finance, regulatory and information processing. From 1993 to 1995, Mr. Howe served as an executive and director of SBC CableComms, U.K., a UK-based cable television/telephony business in its formative stages of development. During his tenure in the UK, Mr. Howe was responsible for all aspects of financial operations, corporate development, human resources and regulatory and legislative affairs. Prior to his assignment in the UK, Mr. Howe served as vice president, chief financial officer and a director of Southwestern Bell Yellow Pages.

         JOHN P. DENNEEN, executive vice president - corporate development and legal affairs, since August 1999 and secretary and a director of NuVox since November and December 1998, respectively, has more than 30 years' experience in U.S. and international corporate and business law with particular emphasis on securities transactions, mergers and acquisitions, corporate finance and joint ventures. Prior to joining NuVox, Mr. Denneen was a senior partner of Bryan Cave LLP, a leading international law firm, for over 12 years, where he headed the legal teams that assisted Brooks Fiber in issuing more than $1.5 billion of debt and equity securities and completing numerous acquisitions, concluding with its $3 billion merger with WorldCom, Inc. While at Bryan Cave LLP, Mr. Denneen also represented several other competitive telecommunications providers in connection with their capital raising activities.

         MARGUERITE A. FORREST, senior vice president - human resources and administration and assistant secretary of NuVox, brings more than 20 years of professional management, operational and technical experience in the communications industry. Prior to joining NuVox in June 1998, Ms. Forrest served as vice president and assistant secretary for Brooks Fiber. She was a member of the start-up management team since that corporation was founded in 1993, charged with the responsibilities for human resources, corporate administration and shareholder communication. Previous management and technical experience included responsibility for drafting and system design activities for Cencom Cable Associates, Group W Cablevision and Telcom Engineering, Inc. Ms. Forrest is the sister-in-law of Michael E. Gibson, senior vice president and chief financial officer of NuVox.

         MICHAEL E. GIBSON, senior vice president and chief financial officer of NuVox since January

2000, is highly experienced in financial operations in the telecommunications industry. Most recently, Mr. Gibson has been employed as a financial advisor to telecommunications start-up companies, playing a major role in negotiating and closing over $250 million of debt and equity financing during 1999. He served as vice president and treasurer of Brooks Fiber from that company's inception in 1993 until its acquisition by WorldCom in 1998. Mr. Gibson oversaw all activities related to financial operations, planning and analysis, including acquisitions, treasury, SEC reporting and risk management. Prior to joining Brooks Fiber, Mr. Gibson served as a finance director for Cencom Cable for five years, with responsibility for budgeting, financial planning, accounting, payment processing and human resources. Prior to joining Cencom Cable, Mr. Gibson was an audit manager at Arthur Andersen & Co., gaining extensive experience in providing auditing and business advisory services mainly to telecommunications and cable television companies. Mr. Gibson is the brother-in-law of Ms. Forrest.

         MICHAEL C. MOREY, senior vice president - sales and marketing, joined NuVox in March 2001. He has almost 20 years of sales executive experience in the telecommunications industry. From 2000 to February 2001, Mr. Morey was the chief executive officer, president and co-founder of NewTERA, Inc., a next-generation optical exchange carrier based in Sacramento, California. From 1995 to 2000, Mr. Morey served in various capacities, most recently as regional vice president, with Electric Lightwave, Inc., an integrated communications provider. Mr. Morey also held various management positions for AT&T from 1982 to 1995, including serving as area manager in St. Louis from 1992 to 1995.

NON-MANAGEMENT DIRECTORS

         CHARLES S. HOUSER, vice chairman of NuVox and a director since November 2000, was a co-founder and chairman of the board of directors and chief executive officer of TriVergent and has more than 17 years of experience in the telecommunications industry as an investor and a senior manager. In 1996 and 1997, Mr. Houser was a principal and co-founder of Seruus Ventures, LLC and Seruus Telecom Fund LP, both venture capital firms specializing in telecommunications companies. From 1989 to 1996, Mr. Houser was chairman and chief executive officer of Corporate Telemanagement Group, Inc., a long distance company that merged with LCI International Inc. in 1995. From 1987 to 1989, Mr. Houser was president of The Consilium Group, Inc., a venture capital firm. From 1983 to 1987, he was president and in 1986 became chief executive officer of Tel/Man, Inc., a long distance company that merged with SouthernNet, Inc., where he also served as chief operating officer. Mr. Houser serves on the board of directors of Seruus Ventures, LLC; Seruus Telecom Fund, L.P.; Teleco, Inc., a national telecommunications equipment distributor and manufacturer; iBasis, Inc., an Internet-based communications carrier; and from 1990 until March 2000, Summit Financial Corporation, a Greenville, South Carolina-based bank holding company.

         WATTS HAMRICK has been a director of NuVox since November 2000 and previously had been a director of TriVergent since October 1998. Mr. Hamrick has been a senior vice president with First Union Capital Partners, an equity and mezzanine capital investment group of First Union Corp., since March 1995. Mr. Hamrick joined First Union Capital Partners in 1988. Prior to joining First Union Capital Partners, Mr. Hamrick was a senior tax consultant at Price Waterhouse in New York.

         MICHAEL R. HANNON, a director of NuVox since May 2000, is a partner of
J. P. Morgan Partners, LLC, a global private equity fund with over $2 billion under management. Mr. Hannon has been affiliated with J. P. Morgan Partners and its predecessors since January 1988. His duties at J. P. Morgan Partners include being co-head of its Technology, Media and Telecommunications practice. Mr. Hannon is currently a director of Entercom Communications and TeleCorp PCS, Inc.

         WILLIAM LAVERACK, JR., a director of NuVox since December 1998, has been managing director of Whitney & Co. since 1993. Previously, he was with Gleacher & Co., Inc. and Morgan Stanley & Co., Incorporated. He is a director of HOB Entertainment, Inc., NeuroMetrix, Inc., Knology, Inc. and Informio, Inc.

         BYRON D. TROTT, a director of NuVox since October 1998, is a managing director of Goldman, Sachs & Co. responsible for its Midwest Region and co-head of its Chicago office. He joined Goldman, Sachs & Co. in 1982 and became vice president in 1987 and a partner in 1994.

         JACK TYRRELL, a director of NuVox since November 2000, previously had been a director on TriVergent's board since October 1998. Currently a managing partner at Richland Ventures, Mr. Tyrrell has been a founding partner of five venture capital funds since 1985. Mr. Tyrrell has served on the boards of Regal Cinemas, Six Flags, Oxford Health Plans, Medaphis and Regent Communications and currently serves on the boards of several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth all compensation awarded, earned or paid for fiscal 1999 and 2000 to (i) NuVox's chief executive officer, (ii) the persons who constitute the four most highly compensated executive officers of NuVox based upon compensation earned or paid for fiscal 2000 other than the chief executive officer and (iii) NuVox's president and chief operating officer, who joined NuVox in November 2000, to whom we refer to collectively as the "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      ------------
                                                       ANNUAL COMPENSATION                    SECURITIES
                                       ---------------------------------------------------    UNDERLYING         ALL OTHER
        NAME AND                                                          OTHER ANNUAL        OPTIONS AND      COMPENSATION
   PRINCIPAL POSITION           YEAR      SALARY($)     BONUS($)(1)    COMPENSATION ($)(2)  WARRANTS(#)(3)        ($)(4)
- ------------------------      -------  -------------  -------------    -------------------  --------------    --------------
David L. Solomon,                2000     325,000         225,000          207,427(5)             350,000           6,500
  Chairman and Chief             1999       --              --                 --               1,550,000            --
  Executive Officer

John P. Denneen,                 2000     185,000         83,250               --                230,000            3,700
  Executive Vice President       1999     70,833          28,333           114,342(6)            270,000             --
- -
  Corporate Development and
  Legal Affairs and
Secretary

Gerard J. Howe,                  2000     200,000         45,000               --                100,000            4,000
  President - Strategic          1999     175,000         35,000               --                125,000             --
  Initiatives

Michael E. Gibson,               2000     160,000         64,000               --                325,000             800
  Senior Vice President and      1999       --              --                 --                  --                --
  Chief Financial Officer(7)

Marguerite A. Forrest,           2000     130,000         52,000               --                125,000            2,600
  Senior Vice President -        1999     120,000         24,000               --                 50,000             --
  Human Resources and
  Administration and
  Assistant Secretary

G. Michael Cassity,              2000     40,000          125,000           18,655(9)            250,000             --
  President and Chief            1999       --              --                 --                  --                --
  Operating Officer(8)

    ------------
(1) Represents bonuses earned in the reported year, which were paid in the following year. The payment of bonuses is at the discretion of the compensation committee of the board of directors.
(2) Except as disclosed in footnotes 6 and 7, the value of incidental personal perquisites furnished by NuVox to the named executive officers during 1999 and 2000 did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3) Represents shares of NuVox common stock subject to compensatory stock options and warrants granted during the year.
(4) Reflects matching contributions made under NuVox's 401(k) plan.
(5) Mr. Solomon was elected vice chairman and chief executive officer of NuVox in December 1999. Represents (a) 33,333 shares of common stock awarded in lieu of $100,000 of Mr. Solomon's bonus award for 2000 and (b) use of a company apartment and automobile in St. Louis and reimbursement of travel expense between his office in Nashville and his office in St. Louis, in accordance with the terms of his employment agreement, which in the aggregate totaled $107,427.
(6) Mr. Denneen was elected executive vice president - corporate development and legal affairs of NuVox in August 1999. Represents (a) the excess of the fair market value of 30,000 shares of NuVox common stock sold to Mr. Denneen on September 24, 1999 over the amount paid by him for such shares, plus an amount reimbursed during 1999 for the payment of taxes on such excess, which in the aggregate totaled $112,842 and (b) other personal benefits.
(7) Mr. Gibson was elected senior vice president and chief financial officer of NuVox in January 2000.

(8) Mr. Cassity was formerly president and chief operating officer of TriVergent and became president and chief operating officer of NuVox effective upon the closing of the TriVergent merger on November 1, 2000.
(9) Represents reimbursement of relocation expenses.

         The following table sets forth information regarding common stock option and warrant grants under the NuVox 1998 Incentive Stock Plan to the named executive officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted in 2000.

                    OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                            ------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                NUMBER OF                                                      ANNUAL RATES OF STOCK
                               SECURITIES      PERCENT OF TOTAL                                  PRICE APPRECIATION
                               UNDERLYING      OPTIONS/WARRANTS                                  FOR OPTION/WARRANT
                             OPTIONS/WARRANTS     GRANTED TO        EXERCISE                          TERM ($)(4)
                                 GRANTED           EMPLOYEES         PRICE      EXPIRATION     ---------------------
           NAME                     (#)              IN 2000       ($/SH)(1)    date(2)(3)     5%   DATE(2)(3)  10%
   -------------------      ----------------   --------------     -----------  ------------    ---------------------
   David L. Solomon              350,000             9.56             4.00        12/4/10      880,452      2,231,239

   John P. Denneen               230,000             6.28             4.00        12/4/10      578,583      1,466,243

   Gerard J. Howe                100,000             2.73             4.00        12/4/10      251,558        637,497

   Michael E. Gibson             100,000             2.73             2.40        1/10/10      150,935        382,498
                                 50,000              1.36             3.00        5/16/10       94,334        239,061
                                 175,000             4.79             4.00        12/4/10      440,226      1,115,620

   Marguerite A. Forrest         125,000             3.41             4.00        12/4/10      314,447        796,871

   G. Michael Cassity            250,000             6.83             4.00        12/4/10      628,895      1,593,742

   ----------------------------------
   (1) The exercise price was set by the compensation committee of NuVox's board of directors at a price of not less than 80% of the fair market value of common stock of NuVox on the date of grant in accordance with the terms of the 1998 Stock Incentive Plan.
   (2) The plan pursuant to which the options and warrants were granted provides for earlier expiration dates upon the option or warrant holder's termination of employment.
   (3) All options vest in one-third increments on the first, second and third anniversaries of the date of grant and expire on the tenth anniversary of the date of grant. All warrants are immediately exercisable and expire on the tenth anniversary of the date of grant.
   (4) The dollar amounts under the 5% and 10% columns were calculated as required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the common stock of NuVox. The amounts shown reflect differences between the exercise price and the assumed appreciation price at the assumed annual rates of appreciation through the tenth anniversary of the dates of grant.

         The following table sets forth information regarding aggregate option and warrant exercises during the fiscal year ended December 31, 2000 and the number and value of exercisable and unexercisable options and warrants to purchase NuVox common stock held by the named executive officers as of December 31, 2000.

           AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/WARRANT VALUES


                                                     NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                 SHARES             UNDERLYING UNEXERCISED                  IN-THE-MONEY
                              ACQUIRED ON            OPTIONS/WARRANTS AT                OPTIONS/WARRANTS AT
       NAME                   EXERCISE (#)           DECEMBER 31, 2000 (#)              DECEMBER 31, 2000 ($)(1)
       ----                   ------------      ------------------------------      ----------------------------
                                                EXERCISABLE      UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE

  David L. Solomon                 --             883,333          1,016,667        1,966,666        2,083,334
  John P. Denneen                  --             136,666            363,334          313,332          576,668
  Gerard J. Howe                   --             111,666            183,334          248,332          316,668
  Michael E. Gibson                --              50,000            275,000          100,000          435,000
  Marguerite A. Forrest            --              46,666            158,334          103,332          211,668
  G. Michael Cassity               --             276,499            803,000          633,183        1,516,370

   ------------------------------
   (1) Based on an assumed fair market value of NuVox's common stock on December 31, 2000 of $5.00 per share.


EMPLOYMENT AGREEMENTS

         NuVox has entered into employment agreements with each of the named executive officers, other than Mr. Howe, copies of which have been incorporated by reference as exhibits to this report.

         The terms of these agreements will expire on December 31, 2002, with respect to Mr. Solomon, and on varying dates ranging from April 15, 2001 to February 15, 2003 for the other officers, unless sooner terminated or extended. As compensation for their respective services, each officer will receive an annual base salary at a rate determined by NuVox's compensation committee, which may be increased but not decreased. Each employee is also eligible for an annual performance bonus at varying maximum percentages of his or her annual base salary. These percentages are 100% for Mr. Solomon and range from 30% to 50% for the other officers. Mr. Solomon's annual bonus may be paid, at his option, in any combination of cash or shares of our common stock, provided that the stock portion of the bonus does not exceed 50% of the bonus.

         In addition, pursuant to his employment agreement, Mr. Solomon purchased 425,000 shares of our common stock at $2.40 per share. He was also granted a warrant to purchase, at any time until December 12, 2009, 550,000 shares of common stock at $3.00 per share and a ten year option to purchase 1,000,000 shares of common stock at $2.40 per share. Mr. Solomon's stock option vests one-third on each of the first, second and third anniversaries of his employment.

         Mr. Solomon's employment agreement provides that, following a sale of NuVox or upon certain change of control or liquidation events during the term of his employment and prior to December 1, 2001, in which the consideration received by NuVox stockholders is less than $6.00 per share, on an as-converted common equivalent basis, Mr. Solomon may elect to terminate his employment and NuVox will, in such event, pay him $2,500,000. Upon termination of the employment of any of the above-named employees, he or she will be eligible, depending on the reason for termination, for the salary and lump sum payments and benefits described below:


    - if his or her employment is terminated by death or incapacity, the employee will receive 12 months of base salary and the maximum bonus for which he or she was eligible in the year in which the termination occurred, and, except in the case of Mr. Cassity, his or her unvested stock options will become exercisable,

    - if the employee (other than Mr. Cassity) is terminated without "good cause," as defined in the agreements, he or she will receive his or her salary for the remainder of the year and an amount equal to two times, in the case of Mr. Solomon and Mr. Denneen, and one times in the case of the other officers, of his or her then current annual base salary, and his or her unvested stock options will become exercisable,

    - if Mr. Cassity terminates his employment agreement for "Good Reason", as defined in his agreement (including as a result of a breach thereof by NuVox), prior to a "change in control" as defined in his agreement, he will continue to be entitled to receive his salary, bonus and benefits until the first anniversary of his termination, and, if after a "change in control," until the later of the first anniversary or March 6, 2003, and his unvested stock options will become exercisable,

    - if the employee is terminated upon a "change of control," as defined in the agreements, he or she will receive an amount equal to three times, in the case of Mr. Solomon and Mr. Denneen, and two times in the case of the other officers, of his or her then current annual base salary and the maximum bonus for which he or she was eligible for that year, and, except in the case of Mr. Cassity, his or her unvested stock options will become exercisable, and

    - if the employee is terminated with "good cause" or if the employee resigns, he or she shall receive only the salary and benefits accrued through the termination date, and his or her unvested stock options will be forfeited.

         If any such payment would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such tax, the employee, other than Mr. Cassity, would also be entitled to receive an additional payment, net of income and excise taxes, to compensate him or her for such tax, interest and penalties. In the event of a termination without "good cause" or upon a "change of control," NuVox would be obligated to continue the benefits of employees other than Mr. Cassity for the remainder of the employment period then provided for in his or her agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the compensation committee of the board of directors is or has been an officer or employee of NuVox or any of its subsidiaries. In addition, none of the members of the compensation committee had any relationships with NuVox or any other entity that require disclosure under the SEC's rules and regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth information regarding the beneficial ownership of NuVox's voting securities as of March 1, 2001 by

    - each person or entity who is known by NuVox to beneficially own 5% or more of any class of NuVox's voting securities,
    -    each of NuVox's directors,
    -    each of the named executive officers of NuVox and
    -    all of NuVox's directors and executive officers as a group.

         Unless otherwise indicated below, the individuals listed below maintain a mailing address of c/o NuVox, Inc., 16090 Swingley Ridge Road, Suite 500, Chesterfield, Missouri 63107. Unless otherwise indicated below, to NuVox's knowledge, each person or group identified possesses sole voting and investment power with respect to the shares beneficially owned by that person or group, subject to community property laws where applicable.

         The number of shares and percentages are determined on the basis of 118,948,741 shares, which is the total number of outstanding shares of

    -    common stock,

    -    Series A preferred stock,

    -    Series A-1 preferred stock,

    -    Series B preferred stock,

    -    Series C-1 preferred stock,

    -    Series C-2 preferred stock, and

    -    Series C-3 preferred stock.

As of the date of this report, all shares of preferred stock are convertible into common stock on a one-for-one basis.


BENEFICIAL OWNER                                                                   PERCENTAGE OF VOTING
(INCLUDES RELATED ENTITIES)                                VOTING SECURITIES            SECURITIES
- -------------------------------------------------------- ---------------------- ---------------------------
5% STOCKHOLDERS
Goldman, Sachs & Co. affiliates (1).................          17,166,154                 14.43%
Whitney & Co. (2)...................................          12,827,291                 10.78%
Moore Group (3).....................................           9,613,175                  8.08%
Houser Group (4)....................................           9,578,146                  8.00%
Richland Ventures III, L.P. (5).....................           8,736,111                  7.34%
Meritage Private Equity Fund L.P.(6)................           6,950,190                  5.84%
Brooks Investments, L.P. (7)........................           6,836,850                  5.75%
Chase Venture Capital Associates, L.P. (8)..........           6,476,965                  5.44%

DIRECTORS AND EXECUTIVE OFFICERS
William Laverack, Jr. (2)...........................          12,827,291                 10.78%
Charles S. Houser (4)...............................           9,457,592                  7.95%
Jack Tyrrell (5)....................................           8,736,111                  7.34%
Michael R. Hannon (8)...............................           6,476,965                  5.44%
Watts Hamrick (9)...................................           5,832,520                  4.90%
David L. Solomon (10)...............................           1,387,542                  1.17%
Gerard J. Howe (11).................................             652,303                     *
G. Michael Cassity (12).............................             631,969                     *
Marguerite A. Forrest (13)..........................             595,029                     *
John P. Denneen (14)................................             357,303                     *
Michael E. Gibson (15)..............................             183,333                     *
Byron D. Trott (1)..................................                  --                    --
Directors and executive officers,
   as a group (13 persons) (16).....................          47,137,958                 39.63%

- ---------------
*less than 1%

 (1) Includes (i) 572,260 shares of common stock, 4,541,748 shares of Series A preferred stock, 5,109,465 shares of Series B preferred stock, and 1,471,182 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by GS Capital Partners III, L.P.,
      (ii) 157,321 shares of common stock, 1,248,579 shares of Series A preferred stock, 1,404,651 shares of Series B preferred stock, and 404,443 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by GS Capital Partners III Offshore, L.P.,
      (iii) 26,419 shares of common stock, 209,674 shares of Series A preferred stock, 235,884 shares of Series B preferred stock, and 67,917 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Goldman, Sachs & Co. Verwaltungs GmbH, (iv) 64,526 shares of common stock, 512,113 shares of Series A preferred stock, and 45,761 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Stone Street Fund 1998, L.P.,
      (v) 19,474 shares of common stock, 154,553 shares of Series A preferred stock and 13,809 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Bridge Street Fund 1998, L.P., (vi) 450,000 shares of Series B preferred stock and 120,123 shares of common stock issuable upon exercise of currently exercisable warrants owned by Stone Street Fund 2000 LP; and (vii) 300,000 shares of Series B preferred stock and 36,252 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Bridge Street Special Opportunities Fund 2000, LP. Mr. Byron D. Trott is a managing director of Goldman, Sachs & Co. but not does not share, and disclaims, beneficial ownership in these shares. Goldman, Sachs & Co. maintains a mailing address at 85 Broad Street, New York, NY 10004, and Mr. Trott maintains a mailing address at 4900 Sears Tower, Chicago, Illinois 60606.

 (2) Includes (i) 4,882,353 shares of Series A preferred stock and 436,278 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by J.H. Whitney III, L.P., (ii) 6,107,143 shares of Series B preferred stock and 1,273,358 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by J.H. Whitney IV, L.P., and (iii) and 117,647 shares of Series A preferred stock and 10,512 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Whitney Strategic Partners III, L.P. Mr. William Laverack, Jr. is a managing director of Whitney & Co. and shares but disclaims beneficial ownership in these shares. Whitney & Co. and Mr. Laverack maintain a mailing address at 4 Stamford Plaza, Stamford, CT 06902.

 (3) Includes (i) 1,517,971 shares of Series C-2 preferred stock, 582,498 shares of Series C-3 preferred stock, and 214,458 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Global Investments, Ltd., (ii) 1,517,970 shares of Series C-2 preferred stock, 582,499 shares of Series C-3 preferred stock, and 214,458 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Overseas Technology Investment Fund, LDC, (iii) 1,517,970 shares of Series C-2 preferred stock, 582,499 shares of Series C-3 preferred stock, and 214,458 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Technology Venture Fund, LLC, (iv) 317,725 shares of Series C-3 preferred stock and 35,742 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Technology Venture Fund II, LLC, and (v) 1,517,971 shares of Series C-2 preferred stock, 582,498 shares of Series C-3 preferred stock, and 214,458 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Remington Investment Strategies, L.P. All of the foregoing entities are affiliates. Moore Group maintains a mailing address at 1251 Avenue of the Americas, 53rd Floor, New York, NY 10020.

 (4) Includes (i) 913,307 shares of common stock, 47,405 shares of Series C-1 preferred stock, 189,745 shares of Series C-2 preferred stock, 142,198 shares of common stock issuable upon exercise of currently exercisable warrants and 617,588 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Charles S. Houser,
      (ii) 2,024,719 shares of common stock and 824,706 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Shaler P. Houser, (iii) 14,746 shares of common stock beneficially owned by Charles S. Houser Family Trust Agreement I, (iv) 14,746 shares of common stock beneficially owned by Charles S. Houser Family Trust Agreement II, (v) 14,746 shares of common stock beneficially owned by Charles S. Houser Family Trust Agreement III, (vi) 7,555 shares of common stock beneficially owned by Charles Davis Houser, (vii) 4,424 shares of common stock beneficially owned by Charles Davis Houser Trust, (viii) 1,653,470 shares of common stock and 239,448 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Charles L. Houser, (ix) 5,530 shares of common stock beneficially owned by David R. Houser, (x) 5,530 shares of common stock beneficially owned by
      E. Morton Houser, (xi) 49,155 shares of common stock, 47,405 shares of Series C-1 preferred stock, 75,897 shares of Series C-2 preferred stock and 10,424 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Houser Charitable Remainder UniTrust, (xii) 398,160 shares of common stock beneficially owned by Houser Enterprises, L.P., (xiii) 607,302 shares of common stock beneficially owned by Janie P. Houser, (xiv) 265,440 shares of common stock beneficially owned by Melissa Mulwee Houser, (xv) 5,530 shares of common stock beneficially owned by John R. Houser, (xvi) 101,752 shares of common stock beneficially owned by Jennifer Houser McGriff, (xvii) 1,106 shares of common stock beneficially owned by Sue M. Houser, (xviii) 28,756 shares of common stock beneficially owned by Nicole Houser, (xix) 61,202 shares of common stock beneficially owned by Irrevocable Trust FBO Jennifer L. Houser, (xx) 952,387 shares of common stock beneficially owned by Seruus Telecom Fund, L.P., (xxi) 165,900 shares of common stock beneficially owned by Seruus Ventures, LLC., (xxii) 49,157 shares of common stock beneficially owned by Investment Co. of Florida, FBO Charles
      S. Houser, and (xxiii) 38,710 shares of common stock beneficially owned by Mr. and Mrs. Robert L. Sims. All of the foregoing entities and individuals are affiliates. Charles S. Houser disclaims beneficial ownership of all of the foregoing shares except those set forth in clause (i) above. Each of the foregoing entities and individuals maintains a mailing address at 200 North Main Street, Greenville, SC 29601.

 (5) Includes (i) 2,377,209 shares of Series C-1 preferred stock, 607,186 shares of Series C-2 preferred stock, 661,929 shares of Series C-3 preferred stock and 282,965 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Richland Ventures II, L.P., (ii) 3,035,942 shares of Series C-2 preferred stock, 1,164,997 shares of Series C-3 preferred stock, and 428,919 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Richland Ventures III, L.P., (iii) 22,769 shares of Series C-2 preferred stock, 58,035 shares of Series C-3 preferred stock, 6,552 shares of common stock issuable upon exercise of currently exercisable warrants, and 6,088 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by John Ryan Tyrrell, (iv) 13,190 shares of Series C-3 preferred stock, and 1,488 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Laura Farish Chadwick Management Trust, (v) 13,190 shares of Series C-3 preferred stock and 1,488 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by The Chadwick 1998 Children's Trust, (vi) 6,594 shares of Series C-3 preferred stock and 744 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Patrick S. Hale, (vii) 6,594 shares of Series C-3 preferred stock, 744 shares of common stock issuable upon exercise of currently exercisable warrants and 1,327 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mark Eric Isaacs, (viii) 31,656 shares of Series C-3 preferred stock and 3,573 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Portia B. Ortale, (ix) 1,318 shares of Series C-3 preferred stock and 148 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Beverly Ann Schrichte, and (x) 1,318 shares of Series C-3 preferred stock and 148 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Linda F. Swafford. All of the foregoing entities and individuals are affiliates and maintain a mailing address at 200 31st Avenue North, Suite 200, Nashville, TN 37203-1205. Mr. Jack Tyrrell is a managing partner at Richland Ventures and, except as set forth above, shares but disclaims beneficial ownership of these shares.

 (6) Includes (i) 2,740,000 shares of Series A-1 preferred stock, 2,505,143 shares of Series B preferred stock, and 848,786 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Private Equity Fund L.P., (ii) 335,000 shares of Series A-1 preferred stock, 306,286 shares of Series B preferred stock, and 103,774 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Private Equity Parallel Fund L.P., and (iii) 50,000 shares of Series A-1 preferred stock, 45,714 shares of Series B preferred stock, and 15,487 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Entrepreneurs Fund, LP. Each of these entities maintains a mailing address at 1600 Wynkoop, S300, Denver, Colorado 80202. Mr. David L. Solomon is an investment director of Meritage Private Equity Fund, L.P. and may share but disclaims beneficial ownership in these shares.

 (7) Includes (i) 2,000,000 shares of common stock, 1,333,333 shares of Series A preferred stock, 2,285,714 shares of Series B preferred stock and 595,721 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Brooks Investments, L.P., (ii) 333,333 shares of Series A preferred stock, 214,286 shares of Series B preferred stock and 74,463 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by RAB Partnership, L.P. All of the foregoing entities are affiliates. Each of these entities maintains a mailing address at 16650 Chesterfield Grove Rd., Suite 110, Chesterfield, MO 63005.

 (8) Includes (i) 1,666,667 shares of Series A preferred stock, (ii) 3,857,143 shares of Series B preferred stock and (iii) 953,155 shares of common stock issuable upon exercise of currently exercisable warrants. Chase Venture Capital Associates, L.P. is owned by J.P. Morgan Partners, L.L.C. Mr. Michael R. Hannon is a partner of J.P. Morgan Partners and shares but disclaims beneficial ownership in these shares. Chase Venture Capital Associates, L.P. and Mr. Hannon maintain a mailing address at 380 Madison Avenue, 12th floor, New York, NY 10017.

 (9) Includes (i) 2,377,209 shares of Series C-1 preferred stock beneficially owned by First Union Merchant Banks 1998 II, LLC, (ii) 1,669,768 shares of Series C-2 preferred stock and 1,323,860 shares of Series C-3 preferred stock beneficially owned by First Union Merchant Banks 1999 II, LLC and
      (iii) 461,683 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by First Union Capital Partners. Mr. Hamrick disclaims beneficial ownership of all of these shares. Mr. Hamrick maintains a mailing address at 301 South College St., Charlotte, NC 28288-0732.

 (10) Includes 425,000 shares of common stock, 63,572 shares of Series B preferred stock, 565,637 shares of common stock issuable upon exercise of currently exercisable warrants, and 333,333 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Solomon. Does not include (i) the shares beneficially owned by Meritage Private Equity Fund, L.P. in footnote 6, a private investment fund for which Mr. Solomon serves as an investment director and member of the general partner, (ii) the shares beneficially owned by Brooks Investments, L.P. in footnote 7, in which Mr. Solomon is an investor, or
      (iii)

      11,428 shares of Series B preferred stock owned by trusts for the benefit of Mr. Solomon's minor children, over which Mr. Solomon does not have voting or investment power and disclaims beneficial ownership.

 (11) Includes (i) 75,000 shares of Series B preferred stock; (ii) 85,637 shares of common stock issuable upon exercise of currently exercisable warrants;
      (iii) 41,666 shares of common stock issuable upon exercise of currently exercisable options; and (iv) 450,000 shares of common stock of which 410,000 shares are owned by Gerard J. Howe, 20,000 shares of which are owned by Heather H. Howe and Thomas P. Erickson, Trustees of Catherine B. Howe Irrevocable Trust U/T/A dated November 17, 1998 in which Gerard J. Howe may be deemed to share investment and voting power and 20,000 shares of which are owned by Heather H. Howe and Thomas P. Erickson, Trustees of Margaret A. Howe Irrevocable Trust U/T/A dated November 17, 1998 in which Gerard J. Howe may be deemed to share investment and voting power. Mr. Howe disclaims beneficial ownership in these latter 40,000 shares.

 (12) Includes 89,782 shares of common stock, 238,733 shares of Series C-3 preferred stock, 26,955 shares of common stock issuable upon exercise of currently exercisable warrants, and 276,499 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Cassity.

 (13) Includes 300,000 shares of common stock and 205,514 shares of Series B preferred stock beneficially owned by the MAF Revocable Trust and includes 42,849 shares issuable upon exercise of currently exercisable warrants, and 16,666 shares of common stock issuable upon the exercise of currently exercisable options. Does not include the shares of stock beneficially owned by Brooks Investments, L.P., in which Ms. Forrest is an investor, or the shares of stock owned by RAB Partnership, in which Ms. Forrest has an interest, each of which are described in footnote 7.

 (14) Includes 130,000 shares of common stock, 75,000 shares of Series B preferred stock, 85,637 shares of common stock issuable upon exercise of currently exercisable warrants, and 66,666 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Denneen.

 (15) Includes 100,000 shares of common stock, 50,000 shares of common stock issuable upon exercise of currently exercisable warrants, and 33,333 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Gibson.

 (16) Includes (i) 10,902,831 shares of common stock, (ii) 6,666,667 shares of Series A preferred stock, (iii) 10,383,372 shares of Series B preferred stock, (iv) 4,849,228 shares of Series C-1 preferred stock, (v) 5,601,307 shares of Series C-2 preferred stock, (vi) 3,521,414 shares of C-3 preferred stock, (vii) 3,279,793 shares of common stock issuable upon exercise of currently exercisable options, and (viii) 4,782,771 shares of common stock issuable upon exercise of currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK PURCHASES

         Since NuVox's inception, some of the executive officers and directors of NuVox have purchased shares of NuVox's common and preferred stock. NuVox entered into a stockholders' agreement and a registration rights agreement with each purchaser of NuVox stock. In addition, each employee of NuVox who purchased NuVox stock is also party to a shareholders agreement by and among NuVox and its employee stockholders. The stockholders' agreement provides the holders preemptive rights and both the stockholders' agreement and the employee shareholders' agreement sets forth restrictions on the transfer of the holders' shares which will exist until NuVox completes an initial public offering of its common stock pursuant to which all outstanding shares of NuVox preferred stock are converted into shares of NuVox common stock. Pursuant to the registration rights agreement, holders of NuVox common and preferred stock have rights to register under the Securities Act the shares of common stock they own or which are issuable upon conversion of the shares of preferred stock they own. A copy of each agreement has been incorporated by reference as an exhibit to this report.

         The executive officers of NuVox have made the following investments in
NuVox:

       - David L. Solomon purchased 425,000 shares of NuVox common stock for $2.40 per share and received ten-year warrants to purchase 550,000 shares of NuVox common stock for $3.00 per share in January 2000 and purchased and committed to purchase an aggregate of 75,000 shares of NuVox Series B preferred stock for $7.00 per share in April 2000;

       - John P. Denneen purchased 30,000 shares of NuVox common stock for $0.50 per share in September 1999, purchased 100,000 shares of NuVox common stock for $2.40 per share and received ten-year warrants to purchase 70,000 shares of NuVox common stock for $3.00 per share in October 1999 and purchased and committed to purchase an aggregate of 75,000 shares of NuVox Series B preferred stock for $7.00 per share in April 2000;

       - Gerard J. Howe purchased 450,000 shares of NuVox common stock for $0.50 per share and received ten-year warrants to purchase 70,000 shares of NuVox common stock for $3.00 per share in August 1998 and purchased and committed to purchase an aggregate of 75,000 shares of NuVox Series B preferred stock for $7.00 per share in April 2000;

       - Michael E. Gibson purchased 100,000 shares of NuVox common stock for $2.40 per share and received ten-year warrants to purchase 50,000 shares of NuVox common stock for $3.00 per share in May 2000; and

       - Marguerite A. Forrest purchased 300,000 shares of NuVox common stock for $0.50 per share and received ten-year warrants to purchase 30,000 shares of NuVox common stock for $3.00 per share in August 1998 and purchased and committed to purchase an aggregate of 205,514 shares of NuVox Series B preferred stock for $7.00 per share in April 2000.

         Institutions affiliated with non-management directors of NuVox have made the following investments in NuVox:

       - institutions affiliated with Goldman, Sachs & Co., of which Byron D. Trott is a managing director, purchased 840,000 shares of NuVox common stock for $0.50 per share in August 1998 and 6,666,667 shares of NuVox Series A preferred stock for $3.00 per share in November and December 1998 and purchased and committed to purchase an aggregate of 7,500,000 shares of NuVox Series B preferred stock for $7.00 per share in April 2000;

       - institutions affiliated with Whitney & Co., of which William Laverack Jr. is a general partner, purchased 5,000,000 shares of NuVox Series A preferred stock for $3.00 per share in December 1998 securities purchase agreement and purchased and committed to purchase an aggregate of 6,107,143 shares of NuVox Series B preferred stock for $7.00 per share in April 2000; and

       -  institutions affiliated with Chase Capital Partners, of which Michael
          R. Hannon is a general partner, purchased 1,666,667 shares of NuVox Series A preferred stock for $3.00 per share pursuant to NuVox's November 1998 securities purchase agreement and purchased and committed to purchase an aggregate of 3,857,143 shares of NuVox Series B preferred stock for $7.00 per share in April 2000.

TRIVERGENT MERGER

         Pursuant to the TriVergent merger agreement, NuVox agreed to cause Messrs. Charles S. Houser, the chairman and chief executive officer of TriVergent, and Watts Hamrick and Jack Tyrrell, directors of TriVergent, to be appointed to the board of directors of NuVox to serve for terms expiring in 2003, 2001 and 2002, respectively.

         In the TriVergent merger, effective as of November 1, 2000, each outstanding share of TriVergent common stock and series A, B and C convertible preferred stock was converted into the right to receive 1.106 shares of NuVox common stock and convertible preferred stock, respectively, or a total of approximately 13.3 million shares of common stock and 5.4 million, 15.8 million and 17.7 million shares of series C-1, C-2 and C-3 preferred stock, respectively. As of November 1, 2000, in exchange for shares of TriVergent common and preferred stock beneficially owned by them, each of Messrs. Watts Hamrick, Charles S. Houser, G. Michael Cassity and Jack Tyrrell acquired beneficial ownership of the shares of NuVox common and preferred stock set forth in Item 12 of this report.

         By letter agreement entered into pursuant to the TriVergent merger agreement, each of Messrs. Charles S. Houser and G. Michael Cassity agreed that the merger would not be treated as a change of control under their employment agreements or as an event resulting in the acceleration of exercise rights under their options granted under TriVergent's employee incentive plan. These persons received, in exchange for their TriVergent options, NuVox options with a three year, rather than a five year, vesting schedule from the date of the original grant of their TriVergent options. Pursuant to these letter agreements, these options may fully vest and become fully exercisable in accordance with their terms if any of the following occurs on or prior to November 1, 2001

      - a diminution or reduction of the holder's responsibilities, position, authority, duties or compensation from those in effect immediately prior to the effective time of the merger,

      -  a relocation of 50 miles or more of the holder's work location or

      -  a termination of the holder's employment without cause.

Pursuant to the TriVergent merger agreement, on November 1, 2000, Messrs. Charles S. Houser and G. Michael Cassity received options to purchase 1,858,079 shares and 829,499 shares, respectively, of NuVox common stock in exchange for their options to purchase TriVergent common stock granted under TriVergent's employee incentive plan. Mr. Houser also received warrants to purchase an aggregate of 120,554 shares of NuVox common stock in exchange for warrants to purchase TriVergent common stock outstanding as of the effective time of the merger.

         Under the TriVergent merger agreement, NuVox agreed to assume all rights of indemnification from liabilities existing in favor of the current and former directors, officers, employees and agents of TriVergent and its subsidiaries, including Messrs. Houser, Cassity, Hamrick and Tyrrell, as provided in their certificates of incorporation and by-laws. These rights of indemnification will continue in full force and effect in accordance with the terms of the certificate of incorporation and by-laws of TriVergent Corporation, a wholly owned subsidiary of NuVox.

         Pursuant to the TriVergent merger agreement, NuVox also agreed to maintain existing TriVergent employee benefits or replace TriVergent benefits with comparable NuVox benefits, provided that, in the aggregate, the terms offered to the TriVergent employees are no less favorable than the aggregate benefits provided to similarly situated employees of NuVox. NuVox also agreed that all pre-existing condition limitations, to the extent such limitations did not apply to a pre-existing condition under the benefit plans of TriVergent, would be waived with respect to these participants and their eligible dependents. NuVox also agreed to recognize, for TriVergent employees, credit for years of service with TriVergent or any of the TriVergent subsidiaries prior to the merger for purposes of eligibility and vesting to the extent that service was recognized under the benefit plans of TriVergent.

         NuVox also agreed to honor the employment agreements of TriVergent's executive officers, including Mr. G. Michael Cassity, and entered into an employment agreement with Mr. Charles S. Houser in anticipation of the closing of the merger, copies of which agreements have been filed as exhibits to this report.

OTHER

         Goldman Sachs Credit Partners L.P. acted as sole lead arranger, sole book runner and syndication agent, and First Union National Bank acted as administrative agent and collateral agent, for NuVox's $225 million senior secured credit facility. Goldman Sachs Credit Partners L.P. is affiliated with Goldman, Sachs & Co., of which Mr. Trott is a managing director. First Union National Bank is affiliated with First Union Capital Partners, of which Mr. Hamrick is a senior vice president.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of NuVox, Inc. and the notes thereto, the related report thereon of the independent auditors, and financial statement schedules are filed pursuant to Item 8 of this report:


                                                                                   Page
                                                                                   ----
         Independent Auditors' Report                                              F-1
         Consolidated Balance Sheets as of December 31, 2000 and 1999              F-2
         Consolidated Statements of Operations for the years ended December 31,
            2000 and 1999 and for the period from June 15, 1998 (inception) to
            December 31, 1998                                                      F-3
         Consolidated Statements of Changes in Stockholders' Equity for the
            years ended December 31, 2000 and 1999 and for the period from June
            15, 1998 (inception) to December 31, 1998 and                          F-4
         Consolidated Statements of Cash Flows for the years ended December 31,
            2000 and 1999 and for the period from June 15, 1998 (inception) to
            December 31, 1998                                                      F-5
         Notes to Consolidated Financial Statements                                F-6 to F-18

(a)(2) The following financial statement schedule is filed as part of this report pursuant to Item 8 and Item 14(d) of this report:




                                                                                   Page
                                                                                   ----
         Schedule II - Valuation and Qualifying Accounts                           F-19


(a)(3) See Index to Exhibits appearing on pages E-1 and E-2 of this report for a list of exhibits filed with or incorporated by reference in this report.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The registrant hereby files herewith or incorporated herein by reference the exhibits identified on the Index to Exhibits appearing on pages E-1 and E-2 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NUVOX, INC.

                                  By  /s/ David L. Solomon
                                     ------------------------
                                     Name:  David L. Solomon
                                     Title: Chief Executive Officer and Chairman
                                     Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     NAME                                        TITLE                               DATE
                     ----                                        -----                               ----
             /s/ David L. Solomon               Chief Executive Officer, Chairman of            March 30, 2001
     -----------------------------------        the Board and Director
               David L. Solomon

            /s/ Michael E. Gibson               Senior Vice President and Chief                 March 30, 2001
     -----------------------------------        Financial Officer (Principal Accounting
              Michael E. Gibson                 Officer and Principal Financial Officer)


           /s/ G. Michael Cassity               Director                                        March 30, 2001
     -----------------------------------
              G. Michael Cassity

           /s/ John P. Denneen                  Director                                        March 30, 2001
     -----------------------------------
               John P. Denneen

         /s/ Charles S. Houser                  Director                                        March 30, 2001
     -----------------------------------
              Charles S. Houser

         /s/ Watts Hamrick                      Director                                        March 30, 2001
     -----------------------------------
                Watts Hamrick

         /s/ Michael R. Hannon                  Director                                        March 30, 2001
     -----------------------------------
              Michael R. Hannon

                                                Director                                        March   , 2001
     -----------------------------------
            William Laverack, Jr.

                                                Director                                        March   , 2001
     -----------------------------------
                Byron D. Trott

      /s/ Jack Tyrrell                          Director                                        March 30, 2001
     -----------------------------------
                 Jack Tyrrell


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


         (a) No annual report to security holders covering the fiscal year ended December 31, 2000 has been sent to security holders at the time of filing of this report. The registrant plans to send such an annual report subsequent to the filing of this report and shall furnish copies to the Commission when it is sent to security holders.

         (b) No proxy material has been sent to the registrant's security holders with respect to any annual or other meeting of security holders.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
NuVox, Inc.:

We have audited the accompanying consolidated balance sheets of NuVox, Inc. and subsidiaries (formerly known as Gabriel Communications, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 (inception) to December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuVox, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 (inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /s/ KPMG LLP
St. Louis, Missouri
March 23, 2001

                                   NUVOX, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                               --------------------------------
                                                                                         DECEMBER 31,
                                                                               --------------------------------
                                   ASSETS                                           2000              1999
                                                                               --------------     -------------
Current assets:
   Cash and cash equivalents                                                   $    106,018        $    63,080
   Accounts receivable, net of allowance for
     doubtful accounts of $985 and $15 in 2000 and 1999, respectively                 5,730                405
   Prepaid expenses and other current assets                                          5,065                763
   Preferred stock subscriptions receivable                                           3,032                 --
                                                                               ------------        -----------
          Total current assets                                                      119,845             64,248
                                                                               ------------        -----------
Property and equipment, net                                                         252,479             33,806
Other noncurrent assets:
   Investments                                                                        4,564              2,000
   Goodwill, net                                                                    220,286                 --
   Deferred financing costs                                                           5,369              2,587
   Other assets                                                                          55                 71
                                                                               ------------        -----------
          Total other noncurrent assets                                             230,274              4,658
                                                                               ------------        -----------
          Total assets                                                         $    602,598        $   102,712
                                                                               ============        ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $      4,495        $     1,306
   Accrued liabilities and other current liabilities                                 59,709              3,189
                                                                               ------------        -----------
          Total current liabilities                                                  64,204              4,495

Long-term debt                                                                       98,261             20,000
                                                                               ------------        -----------
          Total liabilities                                                         162,465             24,495
                                                                               ------------        -----------

Minority interest                                                                     1,486                 --

Stockholders' equity:
    Preferred stock - Series A, $.01 par value, 26,850,000 shares authorized;
     26,850,000 issued and outstanding in 2000 and 1999                                 269                269
   Preferred stock - Series A-1, $.01 par value, 3,125,000 shares authorized;
     3,125,000 issued and outstanding in 2000 and 1999                                   31                 31
   Preferred stock - Series B, $.01 par value, 32,500,000 shares authorized;
     29,997,517 issued and outstanding in 2000, 433,094 subscribed                      304                 --
   Preferred stock - Series C-1, $.01 par value, 6,000,000 shares authorized;
     5,374,481 issued and outstanding in 2000                                            54                 --
   Preferred stock - Series C-2, $.01 par value, 16,500,000 shares authorized;
     15,786,710 issued and outstanding in 2000                                          158                 --
   Preferred stock - Series C-3, $.01 par value, 18,500,000 shares authorized;
     17,735,703 issued and outstanding in 2000                                          177                 --
   Common stock, $.01 par value, 400,000,000 shares authorized;
     19,494,405 and 5,469,200 issued in 2000 and 1999, respectively                     195                 55

   Additional paid-in capital                                                       533,986             95,725
   Common stock in treasury at cost, 100,000 shares in 2000                           (416)                 --
   Unearned stock-based compensation                                                (5,522)                 --
   Accumulated deficit                                                             (90,589)           (17,863)
                                                                               ------------        -----------
          Total stockholders' equity                                                438,647             78,217
                                                                               ------------        -----------
          Total liabilities and stockholders' equity                           $    602,598        $   102,712
                                                                               ============        ===========
See accompanying notes to consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Years ended December 31, 2000 and 1999 and for
         the period from June 15, 1998 (inception) to December 31, 1998
                 (in thousands, except share and per share data)



                                                                             2000               1999               1998
                                                                          -----------        -----------        -----------
Revenue                                                                   $    14,132        $       452        $        --

Operating expenses:
   Cost of communication services (exclusive of depreciation and
     amortization, shown separately below)                                     11,855                496                 --
   Selling, general and administrative                                         51,667             16,559                693
   Stock-based compensation expense                                               430                 --                 --
   Depreciation and amortization                                               18,041              1,955                  6
   Restructuring charge                                                         1,560                 --                 --
                                                                          -----------        -----------        -----------

           Total operating expenses                                            83,553             19,010                699
                                                                          -----------        -----------        -----------

           Loss from operations                                               (69,421)           (18,558)              (699)
                                                                          -----------        -----------        -----------

Other income (expense):
   Interest income                                                              4,197              1,477                132
   Interest expense                                                            (4,593)              (215)                --
   Equity in loss of affiliate                                                   (686)                --                 --
                                                                          -----------        -----------        -----------

           Total other income (expense)                                        (1,082)             1,262                132
                                                                          -----------        -----------        -----------

           Net loss before minority interest and extraordinary item           (70,503)           (17,296)              (567)
                                                                          -----------        -----------        -----------

Extraordinary item related to early extinguishment of debt                     (2,417)                --                 --
Minority interest                                                                 194                 --                 --
                                                                          -----------        -----------        -----------

           Net loss                                                       $   (72,726)       $   (17,296)       $      (567)
                                                                          ===========        ===========        ===========

Net loss per share, basic and diluted:
   Net loss before extraordinary item                                     $     (8.65)       $     (3.25)       $     (0.16)
   Extraordinary item                                                           (0.29)                --                 --
                                                                          -----------        -----------        -----------
           Net loss per share                                             $     (8.94)       $     (3.25)       $     (0.16)
                                                                          ===========        ===========        ===========

Weighted average number of common shares
   outstanding, basic and diluted                                           8,132,037          5,322,409          3,550,755
                                                                          ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                           NUVOX COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                 Years ended December 31, 2000 and 1999 and for the period from June 15, 1998 (inception) to December 31, 1998



                                 Preferred stock -   Preferred stock -    Preferred stock -  Preferred stock -  Preferred stock -
                                     Series A            Series A-1           Series B           Series C-1        Series C-2
                                 -----------------   -----------------    -----------------  -----------------  -----------------
                                  Shares   Amount      Shares  Amount      Shares   Amount     Shares  Amount    Shares   Amount
                                --------- --------   --------- --------   --------- -------- --------- -------- --------- --------
Balance, June 15, 1998
(inception)                             -- $  --            -- $   --           -- $   --          -- $   --          -- $   --

Net loss for the year
ended December 31, 1998                 --    --            --     --           --     --          --     --          --     --

Issuance of stock                8,950,000    90            --     --           --     --          --     --          --     --
                                ---------- -----     --------- ------   ---------- ------    -------- ------    -------- ------

Balance, December 31, 1998       8,950,000    90            --     --           --     --          --     --          --     --

Net loss for the year
ended December 31, 1999                 --    --            --     --           --     --          --     --          --     --

Issuance of stock               17,900,000   179     3,125,000     31           --     --          --     --          --     --
                                ---------- -----     --------- ------   ---------- ------    -------- ------    -------- ------

Balance, December 31, 1999      26,850,000   269     3,125,000     31

Net loss for the year
ended December 31, 2000                 --    --            --     --           --     --          --     --          --     --

Exercise of employee
stock options                           --    --            --     --           --     --          --     --          --     --

Issuance of stock in
acquisition                             --    --            --     --           --     --   5,374,481     54  15,786,710    158

Stock-based
compensation                            --    --            --     --           --     --          --     --          --     --

Issuance of stock                       --    --            --     --   30,430,611    304          --     --          --     --

Purchase of treasury
stock, at cost                          --    --            --     --           --     --          --     --          --     --
                                ---------- -----     --------- ------   ---------- ------   --------- ------  ---------- ------
Balance, December 31, 2000      26,850,000 $ 269     3,125,000 $   31   30,430,611 $  304   5,374,481 $   54  15,786,710 $  158


                                 Preferred stock -
                                    Series C-3          Common Stock    Additional   Unearned                              Total
                                 -----------------    ----------------   paid-in    stock-based  Accumulated Treasury  stockholders'
                                  Shares   Amount      Shares   Amount   capital   compensation    deficit    Stock        equity
                                 -------- --------   --------- -------   -------   ------------  ----------  --------  -------------
Balance, June 15, 1998
(inception)                             -- $  --            -- $        $          $             $           $          $        --

Net loss for the year
ended December 31, 1998                 --    --            --     --         --           --         (567)       --           (567)

Issuance of stock                       --    --     5,200,000     52     82,819           --           --        --         82,961
                                ---------- -----     --------- ------   --------  -----------    ---------  --------    -----------

Balance, December 31, 1998              --    --     5,200,000     52     82,819           --         (567)       --         82,394

Net loss for the year
ended December 31, 1999                 --    --            --     --         --           --      (17,296)       --        (17,296)

Issuance of stock                       --    --       269,200      3     12,906           --           --        --         13,119
                                ---------- -----    ---------- ------   --------  -----------    ---------  --------    -----------

Balance, December 31, 1999                           5,469,200     55     95,725           --      (17,863)       --         78,217

Net loss for the year
ended December 31, 2000                 --    --            --     --         --           --      (72,726)       --        (72,726)


Exercise of employee
stock options                           --    --         6,040     --         14           --           --        --             14

Issuance of stock in
acquisition                     17,735,703   177    13,340,165    133    224,089       (5,952)          --        --        218,659

Stock-based
compensation                            --    --            --     --         --          430           --        --            430

Issuance of stock                       --    --       679,000      7    214,158           --           --        --        214,469

Purchase of treasury
stock, at cost                          --    --            --     --         --           --           --      (416)          (416)
                                ---------- -----    ---------- ------   --------  -----------    ---------  --------    -----------
Balance, December 31, 2000      17,735,703 $ 177    19,494,405 $  195   $533,986  $    (5,522)   $ (90,589) $   (416)   $   438,647
                                ========== =====    ========== ======   ========  ===========    =========  ========    ===========


See accompanying notes to consolidated financial statements

                          NUVOX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Years ended December 31, 2000 and 1999 and for
         the period from June 15, 1998 (inception) to December 31, 1998
                                 (in thousands)

                                                                                2000            1999             1998
                                                                             ---------        ---------        ---------
Cash flows from operating activities:
    Net loss                                                                 $ (72,726)       $ (17,296)       $    (567)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                           18,041            1,955                6
        Minority interest                                                         (194)              --               --
        Equity in loss of affiliate                                                686               --               --
        Stock-based compensation expense                                           430               --               --
        Restructuring change                                                     1,560               --               --
        Loss on early extinguishment of debt                                     2,417               --               --
        Provision for doubtful accounts                                            440               16               --
        Changes in assets and liabilities:
          Increase in accounts receivable                                       (3,412)            (421)              --
          Increase in prepaid expenses and other assets                        (13,523)            (829)              (4)
          Increase in accounts payable                                           1,264            1,166              140
          Increase in accrued liabilities and other current liabilities          3,856            3,189               --
                                                                             ---------        ---------        ---------
           Net cash used in operating activities                               (61,161)         (12,220)            (425)
                                                                             ---------        ---------        ---------

Cash flows from investing activities:
    Payments related to acquisitions, net of cash                              (10,372)              --               --
    Purchases of property and equipment                                        (93,727)         (35,564)            (153)
    Purchase of investments                                                     (3,250)          (2,000)              --
                                                                             ---------        ---------        ---------
           Net cash used in investing activities                              (107,349)         (37,564)            (153)
                                                                             ---------        ---------        ---------

Cash flows from financing activities:
    Capital contributions from minority interest                                 1,680               --               --
    Repayments of long-term debt                                               (93,854)              --               --
    Proceeds from long-term debt                                                98,153           20,000               --
    Payments of financing costs                                                 (5,558)          (2,638)
    Proceeds from issuance of stock                                            211,438           66,819           29,261
    Purchase of treasury stock                                                    (416)              --               --
    Proceeds from exercise of stock options                                          5               --               --
                                                                             ---------        ---------        ---------
           Net cash provided by financing activities                           211,448           84,181           29,261
                                                                             ---------        ---------        ---------

           Net increase in cash                                                 42,938           34,397           28,683

Cash, beginning of year or period                                               63,080           28,683               --
                                                                             ---------        ---------        ---------

Cash, end of year or period                                                  $ 106,018        $  63,080        $  28,683
                                                                             =========        =========        =========
Supplemental disclosures of cash flow information -
    Cash paid during the year for interest                                   $   2,359        $     142        $      --
                                                                             =========        =========        =========

   Cash paid during the year for taxes                                       $      --               --               --
                                                                             =========        =========        =========



See accompanying notes to consolidated financial statements.

                                   NUVOX, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)      GENERAL

         NuVox, Inc. (NuVox or the Company), formerly known as Gabriel Communications, Inc., was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of December 31, 2000, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

         Until May 1999, NuVox was in the development stage. From its inception in June 1998 through May 1999, NuVox's principal activities included developing business plans, hiring management and other key personnel, raising capital, procuring governmental authorizations, designing and developing its networks, acquiring equipment and facilities, and designing and deploying operations support and other back office systems.

         NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience significant operating losses and negative cash flow as it expands its operations and develops its networks and grows its customer base. NuVox intends to fund the negative operating cash flows through its debt and equity capital.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of NuVox, Inc., its wholly owned subsidiaries and, for the period ended December 31, 2000, affiliated companies in which NuVox has a controlling interest. NuVox has a 50% interest in a joint venture which is accounted for under the equity method. Affiliated companies in which NuVox does not have a significant influence are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

         Cash totaling approximately $116.5 million and $46.4 million at December 31, 2000 and 1999, respectively, is invested overnight in money market accounts. NuVox considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cost of these investments approximates fair value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance, prepaid software maintenance, and facility installation costs. Prepayments are expensed on a straight-line basis over the life of the underlying agreements. Facility installation costs are amortized on a straight-line basis over the life of the related customer contracts.

PROPERTY AND EQUIPMENT

         Property and equipment includes network equipment, leasehold improvements, computer software, computer hardware, office equipment, furniture and fixtures, vehicles, and construction-in-progress. These assets are stated at cost. The cost of construction, additions, and substantial betterments of property and equipment is capitalized. The cost of maintenance and repairs is expensed as incurred. Property and equipment are depreciated using the straight-line method over estimated economic lives as follows:

                                                                                    YEARS
              Network equipment.................................................     5-7
              Leasehold improvements............................................      5
              Computer hardware and software....................................     3-5
              Office equipment, furniture and other.............................      7
              Transportation equipment..........................................      5


GOODWILL

         Goodwill results from the excess of the costs of the business acquired over the fair value of the net assets acquired. Goodwill is being amortized over 15 years using the straight-line method. For the year ended December 31, 2000, amortization of goodwill was approximately $2,320.

DEFERRED FINANCING COSTS

         Costs incurred in connection with securing the Company's debt facilities, including underwriting, legal and professional costs, are deferred and amortized over the term of the financing using the straight-line method. For the years ended December 31, 2000 and 1999, amortization of deferred financing costs was approximately $352 and $50, respectively.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASSET IMPAIRMENT

         NuVox management evaluates the recoverability of long-lived assets, including investments, goodwill, property and equipment, on a periodic basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no impairments through December 31, 2000.

STOCK-BASED COMPENSATION

         NuVox applies the intrinsic value method in accounting for employee stock options and warrants. The financial impact on the net loss, as calculated under the fair value method, is disclosed in note 8.

REVENUE RECOGNITION

         Revenue is recognized on all telecommunications services at the time services are provided.

CONCENTRATIONS OF RISK

         The Company has no concentration of credit risk within its receivables. As of and for the year ended December 31, 2000, no customer represented more than 10% of the Company's receivables or revenue.

         The Company leases its transport and customer access facilities from a limited number of suppliers and is dependent upon the availability of capacity from those suppliers. The Company is vulnerable to the risk of being able to renew favorable supplier contracts and of the supplier not timely processing orders for the Company's customers. The Company also is at risk with respect to regulatory agreements that govern the rates charged by its suppliers.

         The Company is dependent on local exchange carriers to provide access service for the origination and termination of long distance and local traffic. Historically, access charges for these services have made up a significant percentage of the overall cost of providing long distance and local services. To the extent that the access services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

LOSS PER SHARE

         Basic and diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares was based on common stock outstanding for basic and diluted loss per share. All other common share equivalents, including assumption of preferred stock conversion and common stock options and warrants, are excluded from the calculation of net loss per share due to their anti-dilutive effect.

SEGMENT INFORMATION

         Segments are determined under the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of reportable segments. NuVox operates in a single industry segment, "Communication Services." Operations are managed and financial performance is evaluated based on the delivery of various communications services to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that require hedge accounting. NuVox is required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities -- an amendment to FASB Statement No. 133" on a prospective basis for interim periods and fiscal years beginning January 1, 2001. NuVox has determined that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the fourth fiscal quarter of 2000. NuVox has determined that the adoption of SAB No. 101 does not have a material impact on the Company's consolidated financial position or results of operations.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                   2000           1999
                                                                               -----------      ---------
         Network equipment                                                     $   152,487      $  12,259
         Computer hardware and software                                             30,688          7,933
         Leasehold improvements                                                     12,937          3,949
         Transportation equipment                                                    7,864            193
         Furniture and office equipment                                              4,842          1,551
         Other                                                                         956             31
                                                                               -----------      ---------
           Property and equipment, in service                                      209,774         25,916
         Less accumulated depreciation and amortization                             16,955          1,909
                                                                               -----------        -------
           Property and equipment, in service, net                                 192,819         24,007
         Construction-in-progress                                                   59,660          9,799
                                                                               -----------        -------
           Property and equipment, net                                         $   252,479      $  33,806
                                                                               ===========      =========


During the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 (inception) to December 31, 1998, depreciation expense was $15,367, $1,906 and $6, respectively.

(4)      INVESTMENTS

         On December 2, 1999, NuVox invested $2.0 million to purchase 583,090 Series B convertible preferred shares of Tachion Networks, Inc. (Tachion), a privately-held "next generation" switch manufacturer. Conversion of such shares would result in NuVox owning less than 2% of Tachion.

         On March 21, 2000, NuVox entered into a joint venture, GCI Transportation Company, L.L.C. Under the terms of the agreement, NuVox owns a 70% interest in the joint venture and Brooks International Aviation, L.L.C. owns the remaining 30% interest. As of December 31, 2000, NuVox and Brooks International Aviation, L.L.C. have contributed $3.3 million and $1.7 million, respectively.

         On March 22, 2000, NuVox entered into a joint venture, WebBizApps, L.L.C. Under the terms of the agreement, NuVox agreed to contribute $4.5 million in exchange for a 50% interest in the joint venture. NuVox contributed $3.3 million March 2000. The joint venture partner contributed $4.5 million in assets and received a distribution of $2.0 million in March 2000. In January 2001, NuVox contributed its remaining $1.2 million.

(5)      ACQUISITIONS

TRIVERGENT MERGER

         On November 1, 2000, NuVox completed its merger with State Communications, Inc., d/b/a TriVergent Communications, which merged with and into a wholly-owned subsidiary of NuVox. To consummate the transaction, NuVox issued approximately 52.2 million shares of common and preferred stock and options and warrants to acquire approximately 12.2 million shares of common stock in exchange for outstanding TriVergent common and preferred stock and options and warrants to acquire TriVergent common stock. Total consideration was approximately $245.6 million, inclusive of transaction costs and options and warrants assumed of $21.1 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations for TriVergent are included in NuVox's results of operations subsequent to the date of the merger.

         In connection with the TriVergent merger, the Company also issued to the holders of TriVergent and NuVox preferred stock warrants to purchase 7,999,931 shares of NuVox common stock at an exercise price of $6.00 per share, which expire November 1, 2001, and warrants to purchase 4,999,942 shares of NuVox common stock at an exercise price of $10.25 per share, which expire November 1, 2002. Any holder exercising the $6.00 warrants will be obligated to exercise the $10.25 warrants.

         The purchase price was allocated based upon the fair value of the assets acquired and the liabilities assumed with the excess of approximately $212.0 million recorded as goodwill. The purchase price allocation has not yet been finalized, although NuVox does not expect the amount to differ materially. Also, as a result of indirect expenses in connection with the merger, the Company recorded a $1.6 million restructuring charge primarily related to duplicate software.

         In connection with the merger, liabilities assumed and cash paid were as follows:


                  Property and equipment                               $   120,381
                  Other assets                                             204,693
                  Liabilities assumed                                     (106,415)
                  Unearned stock-based compensation                          5,952
                                                                       -----------
                  Total consideration paid                             $   224,611
                  Less - common and preferred stock issued                 224,611
                                                                       -----------
                  Net cash paid                                        $     --
                                                                       ===========

ACQUISITION OF SHARED TELCOM SERVICES

         On December 11, 2000, NuVox purchased all of the outstanding stock of Shared Telcom Services, Inc. (STS). Under terms of the agreement, NuVox paid $10.4 million in cash and assumed certain liabilities of STS. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations to STS are included in NuVox's results of operations subsequent to the date of the merger. The purchase price was allocated based upon the fair value of assets acquired and liabilities assumed with the excess of approximately $10.9 million recorded as goodwill, as follows.


                Fair value of assets acquired, excluding cash acquired         $ 1,003
                Less - liabilities assumed                                       1,543
                                                                               -------
                Net deficit acquired                                           $   540
                Total contribution paid                                         10,371
                                                                               -------
                Goodwill recorded                                              $10,911
                                                                               =======

         The following represents the unaudited pro forma results of operations of NuVox for the years ended December 31, 2000 and December 31, 1999 as if the TriVergent merger and the STS acquisition had been consummated as of January 1, 1999. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had those transactions occurred at the beginning of the periods presented or the results which may occur in the future.


                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   2000                      1999
                                                                 ---------                 --------
         Revenues                                                $  35,048                 $ 31,228
         Total operating costs and expenses                       (156,712)                 (74,703)
                                                                 ---------                 --------
         Loss from operations                                     (121,664)                 (43,475)
         Net loss                                                 (128,698)                 (43,145)
         Net loss per share, basic and diluted                      (15.63)                   (8.11)

(6)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consisted of the following:


                                                                    YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2000                    1999
                                                              ---------               ---------
         Accrued capital expenditures                         $  22,392               $   1,075
         Acquisition liabilities                                 19,724                      --
         Accrued employee expenses                                3,464                     815
         Accrued costs of communications services                 3,212                     448
         Accrued taxes                                            3,655                      56
         Other                                                    7,262                     795
                                                              ---------               ---------
              Total                                           $  59,709               $   3,189
                                                              =========               =========


(7)      LONG TERM DEBT

         On October 28, 1999, Gabriel Communications Finance Company (the Borrower), a wholly-owned subsidiary of the Company, entered into a $90 million senior secured credit facility primarily to finance capital expenditures and to provide working capital. This facility consisted of an $80 million term loan facility and a $10 million revolving credit facility. At December 31, 1999, the Borrower had borrowed $20 million under the term loan facility at an interest rate of 10.12%. On November 1, 2000, the outstanding balance of $20 million was repaid, the facility was extinguished, and the Company recorded a loss on early extinguishment of debt of $2.4 million.

         On November 1, 2000, the Borrower secured an expanded $225 million eight-year senior secured credit facility ("Credit Facility"). An aggregate of $98.2 million was drawn at that date to repay the previous secured credit facilities of the Borrower and TriVergent and pay certain other expenses relating to the TriVergent merger. At December 31, 2000, $98.2 million remained outstanding under the Credit Facility at an interest rate of 11.02%.

         The Credit Facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. The Credit Facility is available, subject to satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the Borrower's leverage ratio and is initially the London Interbank Offer Rate (LIBOR) plus 4.25%. The initial commitment fee on the unused portion of the Credit Facility is 1.50% per annum, paid quarterly, and will be reduced based upon usage. Obligations under the Credit Facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the Borrower. The Credit Facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the Borrower and each of the Borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc. (other than its unrestricted subsidiaries) the Borrower and each of the Borrower's subsidiaries.

         The Credit Facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and requires the Borrower and NuVox to maintain certain operating and financial performance measures. NuVox was in compliance with all covenants at December 31, 2000.

         Principal maturities of long-term debt at December 31, 2000 are as follows:


         2001...................................................................       $     --
         2002...................................................................             --
         2003...................................................................          2,457
         2004...................................................................         11,054
         2005...................................................................         15,967
         Thereafter.............................................................         68,783
                                                                                         ------
             Total..............................................................       $ 98,261
                                                                                       ========

         As of December 31, 2000, the Company has in place an interest rate hedging agreement in the form of an interest rate collar, which becomes effective on March 31, 2001. This collar will limit the Company's exposure to and benefits from interest rate fluctuations on its variable rate debt to within a certain range of rates. At December 31, 2000, the fair value of the collar was $(3.6) million. The fair value of this interest rate collar is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at December 31, 2000.

(8)      STOCK-BASED COMPENSATION

         Pursuant to NuVox's 1998 Stock Incentive Plan, NuVox has granted non-qualified stock options and warrants to employees. NuVox has also implemented a Stock Purchase Program under the 1998 Stock Incentive Plan in which selected employees have been afforded the opportunity to purchase shares of common stock at not less than 75% of fair market value at the time of purchase. NuVox has authorized the issuance of 10,000,000 shares of common stock under the 1998 Stock Incentive Plan, of which 1,000,000 shares have been allocated for purchase under the Stock Purchase Program.

         The options issued under the 1998 Stock Incentive Plan have an exercise price of $2.40, $3.20 or $5.60 per share and the warrants have an exercise price of $3.00 per share. Each option and warrant enables the employee to purchase one share of common stock at the exercise price, subject to applicable vesting provisions. The nonqualified stock options and warrants have terms of 10 years from the dates of the grant. The nonqualified stock options vest equally upon completion of the first, second, and third full year of service after the date of grant. The warrants are fully vested on the date of issuance.

         As stated in Note 2, NuVox applies the intrinsic value method in accounting for its stock based compensation incentive plan. Had compensation costs for the stock options and warrants issued during 2000, 1999 and 1998 been determined based upon the fair value methodology, the Company's reported and pro forma net loss (in thousands) and net loss per share for the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 (inception) to December 31, 1998 would have been as follows:


                                                                    2000               1999                1998
                                                                -----------        -----------           --------
         Reported net loss                                      $   (72,726)       $   (17,296)          $   (567)
         Pro forma net loss                                         (73,940)           (17,908)              (594)
         Reported net loss per share                                  (8.94)             (3.25)             (0.16)
         Pro forma net loss per share                                 (9.09)             (3.36)             (0.17)

         The fair value of each option and warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                             2000             1999               1998
                                                         -----------       -----------         --------
         Dividend yield                                       --               --                 --
         Expected volatility                                  0%               0%                 0%
         Risk free interest rate                              5%               5%                 5%
         Expected life (in years)                             5                10                 10

         The following is a summary of activity with respect to stock options and warrants under the 1998 Stock Incentive Plan.


                                                 SHARES SUBJECT TO                                WEIGHTED AVERAGE
                                                 OPTIONS & WARRANTS            PRICE               EXERCISE PRICE
                                              -----------------------  ---------------------    ---------------------
Options and warrants outstanding at
   June 15, 1998 (inception)                               --                    --                      --
   Granted                                             78,000                   $2.40                   $2.40
   Canceled                                                --                    --                      --
   Exercised                                               --                    --                      --
                                              -------------------------
Options and warrants outstanding at
   December 31, 1998                                   78,000                   $2.40                   $2.40
   Granted                                          2,697,950                   $2.40                   $2.40
   Canceled                                           (10,450)                  $2.40                   $2.40
   Exercised                                            --                        --                     --
                                              -------------------------
Options and warrants outstanding at
   December 31, 1999                                2,765,500                   $2.40                   $2.40
   Granted                                          3,658,800               $2.40 - $5.60               $4.06
   Canceled                                          (474,683)              $2.40 - $5.60               $3.66
   Exercised                                           (6,040)                  $2.40                   $2.40
                                              -------------------------
Options and warrants outstanding at
   December 31, 2000                                5,943,577
                                              =========================

Exercisable options and warrants totaled 1,355,092 and 645,500 at December 31, 2000 and 1999, respectively. No options or warrants were exercisable at December 31, 1998.

         NuVox's Stock Purchase Program is intended as an aid to hire and retain management personnel. NuVox issued 555,000 shares of common stock at $2.40 and 124,000 shares at $3.20 per share under this program during 2000 and 269,200 shares of Common Stock at $2.40 per share during 1999.

         Pursuant to the terms of the TriVergent merger agreement, NuVox assumed and adopted, at November 1, 2000, the plan under which TriVergent had granted options to its employees. The following is a summary of activity with respect to NuVox stock options issued at November 1, 2000 in substitution for options outstanding immediately prior to the effective time of the merger under the TriVergent plan.


                                                    SHARES SUBJECT TO                              WEIGHTED AVERAGE
                                                         OPTIONS                PRICE               EXERCISE PRICE
                                                  ---------------------  --------------------    --------------------
Options outstanding at November 1, 2000               10,946,207             $1.36 - $13.56              $4.09
   Granted                                                    --                         --                 --
   Canceled                                              (55,408)                     $5.56              $5.56
   Exercised                                                  --                         --                 --
                                                  ---------------------
Options outstanding at December 31, 2000              10,890,799
                                                  =====================

Exercisable options totaled 4,007,438 at December 31, 2000.

(9)      STOCKHOLDERS' EQUITY

         NuVox's authorized common stock consists of 400,000,000 shares, of which 19,494,405 shares were issued as of December 31, 2000 and 100,000 shares were held in treasury. The Company's authorized preferred stock consists of 200,000,000 shares, of which 26,850,000 shares are authorized for Series A Convertible Preferred Stock, 3,125,000 shares are authorized for Series A-1 Convertible Preferred Stock, 32,500,000 are authorized for Series B Convertible Preferred Stock, 6,000,000 are authorized for Series C-1 Convertible Preferred Stock, 16,500,000 are authorized for Series C-2 Convertible Preferred Stock, 18,500,000 are authorized for Series C-3 Convertible Preferred Stock and the remaining 96,525,000 shares are undesignated. As of December 31, 2000, 26,850,000 shares of Series A Convertible Preferred Stock, 3,125,000 shares of Series A-1 Convertible Preferred Stock, 29,997,517 shares of Series B Convertible Preferred Stock, 5,374,481 shares of Series C-1 Convertible Preferred Stock, 15,786,710 shares of Series C-2 Convertible Preferred Stock and 17,735,703 shares of Series C-3 Convertible Preferred Stock were issued and outstanding. During 1999, NuVox received the proceeds from subscriptions for an aggregate of 17,900,000 shares of Series A Convertible Preferred Stock at $3.00 per share, or $53.7 million, 3,125,000 shares of Series A-1 Convertible Preferred Stock at $4.00 per share, or $12.5 million. On April 19, 2000 NuVox closed a private placement of shares of Series B Convertible Preferred Stock, pursuant to which proceeds from the sale of 29,997,517 shares of Series B Convertible Preferred Stock at $7.00 per share, or $210.0 million, had been received as of December 31, 2000, with an additional 433,094 shares subject to subscriptions receivable at such date, which shares were issued during the first quarter of 2001. During 2000, NuVox received proceeds from subscriptions for an aggregate of 399,240 shares of Common Stock, or $1.1 million, and repurchased an aggregate of 100,000 shares of common stock for $416. NuVox also issued 13,340,165 shares of common stock and 38,896,894 shares of preferred stock to consummate the TriVergent merger.

         Each share of preferred stock may be converted into one share of common stock at the option of the holder. Additionally, each share of preferred stock automatically converts into one share of common stock upon consummation of a public offering of the common stock at a price of at least $12 per share in which the aggregate proceeds are at least $50 million. In the event of liquidation, dissolution, or winding up of the business of NuVox, the holders of Series A, Series A-1, Series B, Series C-1, Series C-2 or Series C-3 preferred stock will be entitled to receive, prior to and in preference to any distribution to the holders of common stock, a liquidation preference for each share in an amount equal to $3.00, $4.00, $7.00, $2.17, $3.39 and $3.84 per share, respectively. These liquidation preference amounts will be adjusted for any stock dividends, combinations or splits with respect to NuVox's capital stock. These series of preferred stock will also be entitled to the greater of

         - an amount equal to a preferred return, for each share of such series of preferred stock, on the respective initial liquidation preference amount of 8% per annum, with such return to begin accruing as of the original issue date of the Series A, Series A-1 and Series B preferred stock and as of September 1, 2000 for the Series C-1, Series C-2 and Series C-3 preferred stock, or

         - an amount such holders would have received if they had converted their preferred stock into common stock immediately prior to the liquidation;

thereafter, the holders of the preferred stock have no right or claim to the remaining assets and funds of NuVox, if any.

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

         In 1998, the Company granted an aggregate of 260,000 founder's warrants with an exercise price of $3.00. The warrants are exercisable for 10 years from the date of grant. Each warrant enables the holder to purchase one share of common stock at the exercise price. The warrants vested upon issuance.

(10)     INCOME TAXES

         The Company did not record a provision for income taxes because the Company has had losses for both financial reporting and tax purposes since inception. The primary differences between income tax benefit and the amount of tax benefit that would be expected to result by applying the federal statutory rate of 35% to the loss before income taxes are as follows:


                                                                                             PERIOD FROM JUNE 15,
                                                          YEAR ENDED DECEMBER 31,             1998 (INCEPTION) TO
                                                   -----------------------------------            DECEMBER 31,
                                                     2000                        1999                 1998
                                                   --------                    -------        -------------------
Expected federal income tax benefit                $ 25,454                    $ 5,881              $   193
State income tax benefit                              2,078                        518                   17
Other                                                (1,029)                        --                   --
Valuation allowance                                 (26,503)                    (6,399)                (210)
                                                   --------                    -------              -------
   Income tax benefit                              $     --                    $    --              $    --
                                                   ========                    =======              =======

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as follows:


                                                                                       DECEMBER 31,
                                                                           ------------------------------------
                                                                              2000                        1999
                                                                           --------                    --------
Deferred tax assets:
   Start-up costs and other assets                                         $  2,717                    $    771
   Net operating loss carryforward                                           68,595                       6,807
                                                                           --------                     -------
         Gross deferred tax assets                                           71,312                       7,578
Less valuation allowance                                                    (67,702)                     (6,609)
                                                                           --------                     -------
         Total deferred assets                                                3,610                         969
                                                                           --------                     -------
Deferred tax liabilities:
   Depreciation and amortization                                              3,074                         874
   Accrued liabilities                                                           --                          95
   Investment in partnership                                                    536                          --
                                                                           --------                     -------
         Total deferred tax liabilities                                       3,610                         969
                                                                           --------                     -------
         Net deferred tax asset                                            $     --                     $    --
                                                                           ========                     =======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over the periods which the deferred tax assets are deductible, management believes it is not likely that NuVox will realize the benefits of these deductible differences. Accordingly, a valuation allowance has been established for the excess of the deferred tax assets over deferred tax liabilities.

         At December 31, 2000, NuVox had net operating loss carryforwards for federal income tax purposes of $180,774, which are available to offset future federal taxable income of $9,940 through 2018, $99,499 through 2019 and $71,335 through 2020.

(11)     LOSS PER SHARE

         A reconciliation of the number of shares used in the calculation of basic and diluted loss per share and the calculated amounts of loss per share follows:



                                                                                                       PERIOD FROM
                                                                                                      JUNE 15, 1998
                                                                         YEAR ENDED DECEMBER 31,      (INCEPTION) TO
                                                                    -------------------------------    DECEMBER 31,
                                                                      2000                   1999          1998
                                                                    ---------              --------  ----------------
Shares outstanding-- beginning of period                            5,469,200              5,200,000              --
Weighted average number of common shares issued                     2,662,837                122,409       3,550,755
                                                                   ----------             ----------      ----------
Weighted average number of common shares
   outstanding--
   end of period                                                    8,132,037              5,322,409       3,550,755
Dilutive effect of preferred stock conversion and
   employee stock options and warrants                                     --                     --              --
                                                                   ----------             ----------      ----------
Diluted shares outstanding                                          8,132,037              5,322,409       3,550,755
                                                                   ==========             ==========      ==========
Net loss (in thousands)                                            $  (72,726)            $  (17,296)     $     (567)
                                                                   ==========             ==========      ==========
Basic and diluted loss per common share                            $    (8.94)            $    (3.25)     $   (0.16)
                                                                   ==========             ==========      ==========

         In calculating diluted loss per share for the years ended December 31, 2000, and 1999, stock options and warrants to purchase 31,344,834 and 3,025,500 shares of common stock, respectively, and preferred stock convertible into common shares of 98,869,411 and 29,975,000, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(12)     COMMITMENTS AND CONTINGENCIES

         NuVox has entered into various operating lease agreements for office space and equipment. NuVox has also entered into software maintenance contracts. Future minimum lease obligations related to the Company's operating leases with initial lease terms in excess of one year and maintenance contracts at December 31, 2000 are as follows:


      2001......................................................................    $10,661
      2002......................................................................      8,362
      2003......................................................................      7,189
      2004......................................................................      6,081
      2005......................................................................      5,213
      Thereafter................................................................     16,030
                                                                                 ----------
          Total.................................................................    $53,536
                                                                                 ==========

         Rent expense totaled approximately $3,000 and $825 for the years ended December 31, 2000 and 1999, respectively, and $27 for the period from June 15, 1998 (inception) to December 31, 1998.

         Also, the Company has a long distance capacity agreement with a long haul telecommunications provider. Under the agreement, the Company is liable for a yearly minimum usage charge according to the schedule below:


      2001......................................................................    $ 7,000
      2002......................................................................      5,000
      2003......................................................................      4,000
      2004......................................................................      4,000
              Total                                                              ----------
                                                                                    $20,000
                                                                                 ==========

         In the event such yearly commitments are not met, the Company is required to remit 100% of the difference between the yearly commitment and actual usage. Such amount, if necessary, would be recorded as costs of services in the period incurred. The agreement extends through October 2004.

(14)         EMPLOYEE BENEFIT PLAN

         The Company maintains an employee benefit plan for all eligible employees of the Company under the provisions of the Internal Revenue Code
Section 401(k). The NuVox, Inc. 401(k) Plan allows employees to contribute up to 15% of compensation and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to 6% of total compensation, subject to certain adjustments and limitations. A total of $247 was charged to operations for the Company's matching contributions in 2000. No expense was charged to operations in 1999 or from the period from June 15, 1998 (inception) to December 31, 1998.

                                   NUVOX, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               Additions
                             Balance at       charged to       Additions
                            beginning of       costs and       charged to                                        Balance at end
                            year/period        expenses      other accounts      Deductions      Acquisitions        of year
For the period  from June
15, 1998 (inception) to
December 31, 1998

Allowance for doubtful
   accounts                   $     --         $     --         $     --          $     --         $     --         $     --

   Total valuation and
   qualifying accounts        $     --         $     --         $     --          $     --         $     --         $     --


For the year ended
December 31, 1999

Allowance for doubtful
   accounts                   $     --         $     15         $     --          $     --         $     --         $     15

   Total valuation and
   qualifying accounts        $     --         $     15         $     --          $     --         $     --         $     15


For the year ended
December 31, 2000

Allowance for doubtful
   accounts                   $     15         $    541         $     --          $    334         $    763         $    985


   Total valuation and
   qualifying accounts        $     15         $    541         $     --          $    334         $    763         $    985

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                  DESCRIPTION

       2.1 Agreement and Plan of Merger, dated as of June 9, 2000, by and among the registrant, Triangle Acquisition, Inc. and State Communications, Inc., incorporated herein by reference to Annex A to the information statement/prospectus included in the registrant's Registration Statement on Form S-4 (File No. 333-41040) (the "Form S-4")*.

       3.1 Amended and Restated Certificate of Incorporation effective November 1, 2000.

       3.2 Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001.

       3.3 By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to the Form S-4.

       4.1 Form of $6.00 Warrant Agreement between the registrant and the holders of preferred stock of the registrant, incorporated herein by reference to Exhibit 4.1 to the Form S-4.

       4.2 Form of $10.25 Warrant Agreement between the registrant and the holders of preferred stock of the registrant, incorporated herein by reference to Exhibit 4.2 to the Form S-4.

       4.3 Shareholders Agreement dated August 14, 1998, as amended as of November 18, 1998 and December 13, 1999 by and among the registrant and its employee stockholders, incorporated herein by reference to Exhibit 4.3 to the Form S-4.

       4.4 Amended and Restated Stockholders' Agreement dated as of March 31, 2000 among the registrant and the stockholders of the registrant, incorporated herein by reference to Exhibit 4.4 to the Form S-4.

       4.5 Amended and Restated Registration Rights Agreement dated as of March 31, 2000 among the registrant and the stockholders of the registrant, incorporated herein by reference to Exhibit
                  4.5 to the Form S-4.

      10.1 Securities Purchase Agreement, dated as of November 18, 1998, as amended by agreement dated as of December 14, 1998, by and among the registrant and purchasers of Series A Preferred Stock of the registrant, incorporated by reference to Exhibit
                  10.1 to the Form S-4.

      10.2 Securities Purchase Agreement, dated as of December 13, 1999, by and among the registrant, Meritage Private Equity Fund, L.P., Meritage Private Equity Parallel Fund L.P. and Meritage Entrepreneurs Fund, L.P. for the purchase of Series A-1 Preferred Stock of the registrant, incorporated by reference to Exhibit 10.2 to the Form S-4.

      10.3 Securities Purchase Agreement, dated as of March 31, 2000, by and among the registrant and purchasers of Series B Preferred Stock of the registrant, incorporated by reference to Exhibit
                  10.3 to the Form S-4.

      10.4 Amendments to Securities Purchase Agreements dated as of October 25, 2000, by and among the registrant and holders of its Series A, Series A-1 and Series B Preferred Stock.

      10.5 NuVox, Inc. 1998 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to the Form S-4.**

       10.6       NuVox/TriVergent Corporation Employee Incentive Plan.**

       10.7 Employment Agreement dated as of December 13, 1999 between the registrant and David L. Solomon, incorporated by reference to
                  Exhibit 10.6 to the Form S-4.**

       10.8 Employment Agreement dated as of October 31, 2000 between the registrant and Charles S. Houser.**

       10.9 Employment Agreement dated as of March 10, 2000 between G. Michael Cassity and State Communications, Inc., incorporated herein by reference to Exhibit 10.9.2 to State Communications, Inc.'s Registration Statement on Form S-1 (File No. 333-34834).**

       10.10 Employment Agreement dated as of August 15, 2000 between the registrant and John P. Denneen, incorporated by reference to
                  Exhibit 10.11 to the Form S-4.**

       10.11 Employment Agreement dated as of August 15, 2000 between the registrant and Marguerite A. Forrest, incorporated by reference to Exhibit 10.12 to the Form S-4.**

       10.12 Employment Agreement dated as of August 15, 2000 between the registrant and Michael E. Gibson, incorporated by reference to
                  Exhibit 10.13 to the Form S-4.**

       10.13 Employment Agreement dated as of March 5, 2001 between the registrant and Michael C. Morey.**

       10.14 Credit and Guaranty Agreement, dated as of October 31, 2000 by and among the registrant, Gabriel Communications Finance Company ("Borrower"), Gabriel Communications Properties, Inc., certain subsidiaries of Borrower, as Guarantors, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Syndication Agent, First Union National Bank, as Administrative Agent and Collateral Agent, Barclays Bank Plc, as Documentation Agent and CIT Lending Services Corporation, as Co-Documentation Agent.*

       11.1 Statement regarding computation of per share earnings (included in Note 11 to the registrant's consolidated financial statements filed herewith).

       21.1       Subsidiaries of the registrant.

            ---------------------------
            * Schedules omitted pursuant to Regulation S-K, Item 601. The registrant hereby undertakes to furnish such schedules to the Commission supplementally upon request.

            ** Management contract or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item
            601(b)(10)(iii).