Form 10-Q
period 2001-03-31
NUVOX INC /DE/
filed 2001-05-15
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-41040

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At April 30, 2001, 19,883,905 shares of the registrant's common stock were outstanding.

                                   NUVOX, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.


Part I  Financial Information..................................................1

Item 1. Financial Statements...................................................1

   Condensed Consolidated Balance Sheets As of March 31, 2001
     (Unaudited) and December 31, 2000.........................................2
   Condensed Consolidated Statements of Operations for The
     Three Months Ended March 31, 2001 and 2000 (Unaudited)....................3
   Condensed Consolidated Statements of Cash Flows for The Three
     Months Ended March 31, 2001 and 2000 (Unaudited)..........................4

Notes to Condensed Consolidated Financial Statements...........................5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk............16

Part II  Other Information....................................................17

Item 2. Changes In Securities and Use of Proceeds.............................17

Item 6. Exhibits and Reports On form 8-K......................................18

Signatures....................................................................19

Index to Exhibits.............................................................20

                                     PART I

                              FINANCIAL INFORMATION



Item 1.  Financial Statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                  March 31,       December 31,
                                   Assets                                           2001              2000
                                                                                (unaudited)
Current assets:                                                                 -----------       ------------
   Cash and cash equivalents                                                      $  53,133         $ 106,018
   Accounts receivable, net of allowance for
     doubtful accounts of $1,393 and $985 in 2001 and 2000, respectively              9,655             5,730
   Prepaid expenses and other current assets                                          6,331             5,065
   Preferred stock subscriptions receivable                                              --             3,032
                                                                                  ---------         ---------
          Total current assets                                                       69,119           119,845
                                                                                  ---------         ---------
Property and equipment, net                                                         253,518           252,479
Other noncurrent assets:
   Investments                                                                        5,535             4,564
   Goodwill, net                                                                    221,221           220,286
   Deferred financing costs                                                           5,235             5,369
   Other assets                                                                       1,365                55
                                                                                  ---------         ---------
          Total other noncurrent assets                                             233,356           230,274
                                                                                  ---------         ---------
          Total assets                                                            $ 555,993         $ 602,598
                                                                                  =========         =========

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $   5,217         $   4,495
   Accrued liabilities and other current liabilities                                 48,005            59,709
                                                                                  ---------         ---------
          Total current liabilities                                                  53,222            64,204

Other long-term liabilities                                                             682               --
Deferred hedge liability                                                              6,163               --
Long-term debt                                                                       98,255            98,261
                                                                                  ---------         ---------
          Total long-term liabilities                                               105,100            98,261
                                                                                  ---------         ---------
          Total liabilities                                                         158,322           162,465
                                                                                  ---------         ---------

Minority interest                                                                     1,428             1,486

Stockholders' equity:
   Preferred stock - Series A, $.01 par value, 26,850,000 shares
     authorized;  26,850,000 issued and outstanding in 2001 and 2000                    269               269
   Preferred stock - Series A-1, $.01 par value, 3,125,000 shares authorized;
     3,125,000 issued and outstanding in 2001 and 2000                                   31                31
   Preferred stock - Series B, $.01 par value, 32,500,000 shares authorized;
     30,430,611 issued and outstanding in 2001 and 29,997,517 issued and
     outstanding in 2000                                                                304               304
   Preferred stock - Series C-1, $.01 par value, 6,000,000 shares authorized;
     5,374,481 issued and outstanding in 2001 and 2000                                   54                54
   Preferred stock - Series C-2, $.01 par value, 16,500,000 shares authorized;
     15,786,710 issued and outstanding in 2001 and 2000                                 158               158
   Preferred stock - Series C-3, $.01 par value, 18,500,000 shares authorized;
     17,735,703 issued and outstanding in 2001 and 2000                                 177               177
   Common stock, $.01 par value, 400,000,000 shares authorized;
     19,821,848 and 19,494,405 issued in 2001 and 2000, respectively                    198               195
   Additional paid-in capital                                                       535,927           533,986
   Common stock in treasury at cost, 114,986 and 100,000 shares in 2001                (476)             (416)
   and 2000
   Unearned stock-based compensation                                                 (4,877)           (5,522)
   Accumulated deficit                                                             (135,522)          (90,589)
                                                                                  ---------         ---------
          Total stockholders' equity                                                396,243           438,647
                                                                                  ---------         ---------
          Total liabilities and stockholders' equity                              $ 555,993         $ 602,598
                                                                                  =========         =========

See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)



                                                                              Three Months
                                                                             Ended March 31
                                                                     ---------------------------
                                                                          2001            2000

Revenue                                                              $   14,537      $     1,307

Operating expenses:
   Cost of communication services (exclusive of depreciation and
     amortization, shown separately below)                               13,458            1,125
   Selling, general and administrative                                   24,058            7,467
   Stock-based compensation expense                                         645               --
   Depreciation and amortization                                         14,437            1,832
                                                                     -----------     -----------
           Total operating expenses                                      52,598           10,424
                                                                     -----------     -----------
           Loss from operations                                         (38,061)          (9,117)
                                                                     -----------     -----------
Other income (expense):
   Interest income                                                        1,111              674
   Interest expense                                                      (2,774)            (750)
   Unrealized loss on derivative instrument                              (2,518)              --
   Equity in loss of affiliate                                             (279)              --
                                                                     -----------     -----------
           Total other expense                                           (4,460)             (76)
                                                                     -----------     -----------
   Net loss before minority interest and cumulative
     effect of change in accounting principle                           (42,521)          (9,193)

Minority interest                                                            58               (3)
                                                                     -----------     ------------
   Net loss before cumulative effect of change in accounting
     principle                                                          (42,463)          (9,196)
   Cumulative effect of change in accounting principle                   (2,470)              --
                                                                     -----------     -----------
           Net loss                                                  $  (44,933)     $    (9,196)
                                                                     ===========     ===========
Net loss per share, basic and diluted:
   Net loss before cumulative effect of change in accounting
     principle                                                       $    (2.16)     $     (1.57)
   Cumulative effect of change in accounting principle                    (0.13)              --
                                                                     -----------     -----------
           Net loss per share                                        $    (2.29)     $     (1.57)
Weighted average number of common shares outstanding, basic
   and diluted                                                        19,651,813       5,862,978
                                                                     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                               ----------------------------------------
                                                                                       2001                  2000
                                                                               ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                                   $        (44,933)     $         (9,196)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                                    14,437                 1,832
        Minority interest                                                                   (58)                    3
        Equity in loss of affiliate                                                         279                    --
        Provision for doubtful accounts                                                     408                    16
        Stock-based compensation expense                                                    645                    --
        Unrealized loss on derivative instrument                                          2,518                    --
        Cumulative effect of change in accounting principle                               2,470                    --
        Changes in assets and liabilities:
          Increase in accounts receivable                                                (4,230)                 (636)
          Increase in prepaid expenses and other assets                                  (3,199)                 (903)
          Increase (decrease) in accounts payable                                           548                  (303)
          Increase (decrease) in accrued expenses and other current                      (4,317)                  475
          liabilities
                                                                               ------------------    ------------------
             Net cash used in operating activities                                      (35,432)               (8,712)
                                                                               ------------------    ------------------
Cash flows from investing activities:
    Payments related to acquisitions, net of cash                                        (1,799)                   --
    Purchases of property and equipment                                                 (17,661)              (19,602)
    Purchase of investments                                                              (1,250)               (3,250)
                                                                               ------------------    ------------------
             Net cash used in investing activities                                      (20,710)              (22,852)
                                                                               ------------------    ------------------

Cash flows from financing activities:
    Payments on long-term debt                                                               (6)                   --
    Capital contributions from minority interests                                            --                 1,650
    Proceeds from issuance of stock                                                       3,243                 1,092
    Purchase of treasury stock                                                               --                 (360)
                                                                               ------------------    ------------------
             Net cash provided by financing activities                                    3,237                 2,382
                                                                               ------------------    ------------------
             Net decrease in cash                                                       (52,905)              (29,182)

Cash, beginning of period                                                               106,018                63,080
                                                                               ------------------    ------------------
Cash, end of period                                                            $         53,113      $         33,898
                                                                               ==================    ==================
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                     $          3,316      $            856
                                                                               ==================    ==================


See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
             (Dollars in Thousands, except share and per share data)

(1)  General

     NuVox, Inc. (NuVox or the Company), formerly known as Gabriel Communications, Inc., was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of March 31, 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

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

(2)  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include the consolidated accounts of NuVox, Inc., its wholly-owned subsidiaries and affiliated companies in which NuVox has a controlling interest (collectively, "NuVox"). NuVox has a fifty percent interest in a joint venture which is accounted for under the equity method. Affiliated companies in which NuVox does not have a significant influence are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with NuVox's audited consolidated financial statements as of and for the year ended December 31, 2000 which are included in NuVox's Form 10-K (Commission File No. 333-41040). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Adoption of Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivating Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and, SFAS No. 138 - Accounting for Derviative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative effect of change in accounting principle of approximately $2.5 million as an increase of net loss and an increase in derivative instruments due to an unrealized loss of approximately $2.5 million for the three months ended March 31, 2001.

(4)  Property and Equipment

     Property and equipment consist of the following:

                                                        March 31,     December 31,
                                                          2001            2000
                                                     --------------   -------------

  Network equipment                                  $   163,848      $  152,487
  Computer hardware and software                          33,372          30,688
  Leasehold improvements                                  12,974          12,937
  Transportation equipment                                 8,111           7,864
  Furniture and office equipment                           6,283           4,842
  Other                                                      958             956
                                                     --------------   -------------
        Property and equipment, in service               225,546         209,774
  Less accumulated depreciation and amortization          27,263          16,955
                                                     --------------   -------------
        Property and equipment, in service, net          198,283         192,819
  Construction-in-progress                                55,235          59,660
                                                     --------------   -------------
        Property and equipment, net                  $   253,518      $  252,479
                                                     ==============   =============


(5)  Acquisitions

     In February 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company (AT). Under terms of the agreement, NuVox paid $1.8 million in cash, issued common stock and assumed certain liabilities of AT. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of AT are included in NuVox's results of operations subsequent to the date of the merger.

     In 2000, NuVox merged with State Communications, Inc. d/b/a TriVergent Communications and acquired Shared Telecom Services, Inc. (STS). Both transactions were accounted for using the purchase method of accounting. The following represents the unaudited pro forma results of operations of NuVox for the three months ended March 31, 2000 as if the Trivergent merger and the STS acquisition had been consummated as of January 1, 2000. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had those transactions occurred at the beginning of the period presented or the results which may occur in the future.

                                                     Three Months
                                                    Ended March 31,
                                                        2000
                                                      --------

Revenues                                            $    7,153
Net loss                                               (20,272)
Net loss per share, basic and diluted                    (3.46)

(6)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consisted of the following:

                                                      March 31,     December 31,
                                                        2001             2000
                                                    ---------        -----------
    Accrued capital expenditures                    $  14,425        $  22,392
    Acquisition liabilities                            15,190           19,724
    Accrued employee expenses                           2,400            3,464
    Accrued costs of communications services            3,217            3,212
    Accrued taxes                                       4,116            3,655
    Other                                               8,657            7,262
                                                    ---------        ---------
         Total                                      $  48,005        $  59,709
                                                    =========        =========


(7)  Derivative Instruments and Hedging Activities

         The Company utilizes derivative instruments to assist in the management of interest rate sensitivity and to solely reduce its interest rate exposure. The following is a summary of the Company's derivative instruments under SFAS 133, as amended:

         Interest Rate Swaption Agreement. The Company's interest rate swaption agreement is accounted for at fair value. The change in the fair value of the swaption is recognized in earnings on each financial statement reporting measurement date.

         Interest Rate Cap and Floor Agreements. The Company's interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of the interest rate cap and floor agreements are recognized in earnings on each financial statement reporting measurement date.

(8)  Loss Per Share

     A reconciliation of the number of shares used in the calculation of basic and diluted loss per share and the calculated amounts of loss per share follows:


                                                               Three Months Ended   Three Months Ended
                                                                   March 31,            March 31,
                                                                      2001                 2000
                                                               ------------------      ------------
Shares outstanding - beginning of period                            19,494,405           5,469,200
Weighted average number of common shares issued                        157,408             393,778
                                                                 --------------        ------------
Weighted average number of common shares outstanding  -
   end of period                                                    19,651,813           5,862,978
Dilutive effect of preferred stock conversion and
  employee stock options and warrants                                       --                  --
                                                                 --------------        ------------
Diluted shares outstanding                                          19,651,813           5,862,978
Net loss before cumulative effect of change in accounting
  principle (in thousands)                                             (42,463)             (9,196)
Cumulative effect of change in accounting principle                     (2,470)                 --
                                                                 --------------        ------------
Net Loss                                                               (44,933)             (9,196)

Basic and diluted loss per share before cumulative effect              $ (2.16)            $ (1.57)
Basic and diluted loss per share for cumulative effect                   (0.13)                 --
                                                                 --------------        ------------
Basic and diluted loss per share                                       $ (2.29)            $ (1.57)
                                                                 ==============        ============


     In calculating diluted loss per share for the periods ended March 31, 2001 and March 31, 2000, employee stock options and warrants to purchase 31,283,426 and 3,741,433 shares of common stock, respectively, and preferred stock convertible into common shares of 99,302,505 and 29,975,000, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(9)  Stock Based Compensation

     The following is a summary of activity with respect to stock options and warrants under NuVox's 1998 Stock Incentive Plan:

                                               Shares Subject to                             Weighted Average
                                               Options & Warrants          Price              Exercise Price
                                              --------------------    ---------------      -------------------

Options and warrants outstanding at
   December 31, 1999                              2,765,500                $2.40                   $2.40
   Granted                                        3,658,800            $2.40 - $5.60               $4.06
   Canceled                                        (474,683)           $2.40 - $5.60               $3.66
   Exercised                                         (6,040)               $2.40                   $2.40
                                              --------------------
Options and warrants outstanding at
   December 31, 2000                              5,943,577
   Granted                                          831,280                $4.00                   $4.00
   Canceled                                        (270,379)           $2.40 - $5.60               $4.10
   Exercised                                         (2,600)               $2.40                   $2.40
                                              --------------------
Options and warrants outstanding at
   March 31, 2001                                 6,501,878
                                              ====================


Exercisable options and warrants totaled 1,555,166 and 1,355,092 at March 31, 2001 and December 31, 2000, respectively.

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


                                               Shares Subject to                             Weighted Average
                                                    Options                Price              Exercise Price
                                              --------------------    ---------------      -------------------

Options outstanding at November 1, 2000           10,946,207           $1.36 - $13.56              $4.09
   Granted                                             --                     --                     --
   Canceled                                          (55,408)               $5.56                  $5.56
   Exercised                                           --                     --                    --
                                                  ----------
Options outstanding at December 31, 2000          10,890,799
   Granted                                             --                     --                     --
   Canceled                                         (452,961)           $2.03 - $5.56              $4.29
   Exercised                                        (115,784)           $1.36 - $3.84              $2.55
                                                  ----------
Options outstanding at March 31, 2001             10,322,054
                                                  ==========

Exercisable option totaled 5,766,032 at March 31, 2001 and 4,007,438 at December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     References in this Form 10-Q to "we," "us," "our" and "NuVox" mean NuVox, Inc. (formerly known as Gabriel Communications, Inc.), a Delaware corporation, and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe, "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us.

Overview

     NuVox, Inc. is a rapidly growing, facilities-based, integrated communications and applications services provider offering a wide array of broadband products and services primarily to small and medium-sized businesses in second and third tier markets. We compete with incumbent telephone companies and other providers by providing high quality, integrated voice and data services, excellent service and prices below those charged by the incumbent telephone companies.

     The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses in second and third tier markets; providing superior customer service through a local sales force and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions, joint ventures and strategic alliances to expand and complement our business. We have been providing these products and services in an expanding number of U.S. markets since we commenced commercial operations in June 1999. As of March 31, 2001, NuVox was providing service to approximately 32,000 customers with more than 80,000 total access lines in service, in 30 markets in seven midwestern states and six southeastern states.

     In contrast to carriers that construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our "smart build" network construction strategy, we have installed our own voice and data switches and have leased transmission facilities from incumbent telephone companies and other providers within a local market area. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as "collocation." This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. To date, capital expenditures have been primarily for the build out of our network and operations support systems infrastructure. Future incremental network infrastructure costs are expected to be substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

     We believe that our smart-build construction strategy offers a number of advantages over the network build-out strategy of the fiber-based competitive local telephone companies by allowing us to

     o improve our return on capital by generating revenue with a smaller capital investment,

     o    defer capital  expenditures  for  additional  network assets until the
          time  when  revenue   generated  by  customer  demand  justifies  such
          expenditures, and

     o address business customers throughout our markets and not just in those areas accessible from owned fiber transmission facilities.

     The development of our business and the deployment and expansion of our networks require significant expenditures, a portion of which is incurred before the realization of revenue. We have experienced negative operating cash flow from our inception through March 31, 2001 totaling approximately $109.2 million. We expect to continue to incur negative operating cash flow for a period of time as we expand our operations and grow our customer base. Expenses are expected to exceed revenue in each location in which we offer service until a sufficient customer base is established.

TriVergent Merger

     On November 1, 2000, NuVox completed its merger with State Communications, Inc., d/b/a TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina, which merged with and into a wholly-owned subsidiary of NuVox. The combined company now has networks in the Midwest located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana and Ohio and networks in the Southeast located in South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee. We have made substantial progress in integrating the two companies by

     o    restructuring   into  a  unified   organization   with  common  salary
          structures, commission plans, benefit programs and payroll and e-mail systems,

     o developing a common product portfolio throughout our entire 30-market service area,

     o adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and

     o aggressively pursuing cost containment programs which have resulted in annual selling, general and administrative expense savings in excess of $8 million from November 2000 run rates and are targeted to achieve additional annual cost of sales savings from year-end 2000 run rates of approximately $5 million.

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

American Telecommunications of Charleston Acquisition

     In February 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company. NuVox paid $1.6 million in cash, issued common stock and assumed certain liabilities of American Telecommunications. The acquisition has been accounted for using the purchase method of accounting.

Operating Statistics

     The following table provides selected operational data:

                                                                          As of March 31,
                                                        ------------------------------------------
                                                             2001                     2000
                                                        -----------------       ------------------

   Markets in operation                                           30                       7
   Markets under development                                      --                       8
        Total markets                                             30                      15
   Markets with data centers in operation                         11                      --
   Addressable market - business lines (in millions)             6.1                     2.9
   Addressable market - total lines (in millions)               19.8                     4.7
   Lines in service                                           81,137(a)                5,992
   Annualized March revenues                             $64,994,000              $6,983,000
   On-net March revenues per customer                        $857.42                 $854.25
   Gross margin (%)                                              7.4%                   13.9%
   Voice switches installed                                       14                       6
   ATM switches installed                                         30                       7
   Central office collocations in service                        260                      --
   Customers served, on-net(b)                                 5,928                     575
   Total customers served                                     31,931                     575
   Sales employees                                               288                      95
   Total employees                                             1,021                     269

--------------

     (a) Includes 25,421 lines in service through which we provide resale services, which is expected to decrease as a percentage of the total lines in service as we pursue our business strategy of providing services over our own network platforms.

     (b)  "On-net" customers are those to which we provide our services over our
          own  network   platforms.   All  customers   have  signed   contracts,
          approximately 70% of which have three-year terms.


Results of Operations

     Inasmuch as we have significantly increased the scope and size of our operations, our results of operations for the three months ended March 31, 2001 were significantly greater than the results for the three months ended March 31, 2000. Also, since we are using the purchase method of accounting for acquisitions, we have only recognized revenues earned related to these transactions since the acquisition dates.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

REVENUE

     Our revenues increased to $14.5 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The substantial increase in revenue reflects the impact of our development activities and acquisitions during 2000 and the increase from 7 operational markets in service as of March 31, 2000 to 30 in service during the three months ended March 31, 2001.

         We generate revenues from:

     o local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

     o long distance services, which include a full range of domestic, international and toll-free long distance services,

     o dedicated, high speed Internet access services, including DSL Internet access, web and data services,

     o website design and development, web page hosting and domain name services, audio conferencing, remote access and a comprehensive suite of web-enabled business applications,

     o advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks,

     o access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to the local service customers of long distance carriers,

     o    reciprocal  compensation,   which  entitles  us  to  compensation  for
          terminating local calls made by customers of other carriers to our customers,

     o    managed server services in our data centers, and

     o    network  design  and  installation  services  and   telecommunications
          equipment sales.

     We price our services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled services under one, two and three year commitments.

     From its inception in October 1997 through April 1999, TriVergent's business strategy was to target residential customers for the resale of local and long distance voice services. In April 1999, TriVergent began to implement a strategy of offering facilities-based broadband products and services to business customers and, with the exception of its prepaid business, discontinued marketing its residential resale voice services. We expect that our revenues from TriVergent's residential resale business will decline to immaterial amounts by 2002. Also, prior to its acquisition, Shared Telcom primarily resold established telephone company services to business customers. We intend to transition most of Shared Telecom resale customers to our switched-based network.

     Local voice service revenues for the three months ended March 31, 2001 and 2000 were $7.4 million and $622,000, respectively (of which $5.6 million and $622,000 respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended March 31, 2001 and 2000 were $2.5 million and $234,000, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended March 31, 2001 and 2000 were $4.6 million and $451,000, respectively.

     A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $65 million based on March 2001 revenues from $7 million based on March 2000 revenues. Annualized revenues for the seven markets in service as of March 31, 2000 increased to $17 million, based on March 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 81,137 at March 31, 2001, of which 55,716 were on-net, as compared to 7,332 on-net access lines in service at March 31, 2000. Total customers have grown to 31,931 as of March 31, 2001, of which 5,928 were served on-net, as compared with 575 on-net customers at March 31, 2000.

COST AND EXPENSES

     Our cost of communication services amounted to $13.5 million for the three months ended March 31, 2001 compared to $1.1 million for the same period in 2000. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the three month period ended March 31, 2001 and the same period from the prior year. Gross margin decreased to 7.4% of revenue for the year ended March 31, 2001 as compared with a gross margin of 13.9% in the three month period ended March 31, 2000 due to the recurring costs of collocation facilities in 2001. We expect that these costs will adversely impact our gross margins until we achieve a sufficient level of utilization to cover such costs. Our cost of communication services includes recurring costs associated with

     o leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies' central offices,

     o leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks,

     o leasing space used to collocate our customer access equipment in incumbent telephone companies' central offices,

     o    purchasing long distance services for resale to our customers, and

     o    providing Internet access to our customers.

     We have interconnection agreements with Southwestern Bell, Ameritech, BellSouth, GTE, Broadwing Communications and Sprint/United for network and collocation facilities. The costs to lease the local loop lines and high-capacity digital transport facilities from incumbent telephone companies vary by company and are regulated by state authorities. We believe that there are multiple vendors of high-speed transport facilities in each of our markets in addition to the incumbent telephone company. These vendors are an alternate source for transport facilities and generally provide these facilities at lower costs than those charged by the incumbent telephone companies. We expect that the total cost of leasing communications services will increase with the volume of customers, and expect these costs to be a significant part of ongoing costs of services. The recurring costs of the collocation facilities, including leasing and utilities costs, are capitalized until we initiate services to customers through those facilities. Thereafter, these costs are included in our cost of communication services. We expect that these costs will adversely impact our gross margins until we achieve a sufficient level of utilization to cover such costs.

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

     The primary expenses associated with providing Internet access to customers are the cost of interconnecting our network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

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

     Our selling, general and administrative expenses increased to $24.0 million for the three months ended March 31, 2001 compared to $7.5 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. We added 756 employees, including an additional 139 account executives, between March 31, 2000 and March 31, 2001 as 23 additional markets became operational, including 16 former TriVergent markets.

     In connection with the TriVergent merger, a portion of the purchase price was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6.0 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $645,000 was recorded as amortization of stock-based compensation in the three months ended March 31, 2001.

     Depreciation and amortization expense increased to $14.4 million for the three months ended March 31, 2001 from $1.8 million for the same period in 2000. This reflects the completion of networks and initiation of services in 23 additional markets, including 16 former TriVergent markets, as well as the recording of amortization of intangible assets related to acquisitions.

     Interest expense for the three months ended March 31, 2001 was $2.8 million as compared to interest expense of $750,000 in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

     Interest income is earned on the short-term investment of available cash. Interest income increased from $674,000 in the three months ended March 31, 2000 to $1.1 million in the same period in 2001, due to increases in our average cash balances.

     The unrealized loss on derivative instrument and the cumulative effect of change in accounting principle is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement and results from the implementation of SFAS 133, as amended on January 1, 2001.

     We had an operating loss of $38.1 million and negative adjusted EBITDA of $23.0 million for the three months ended March 31, 2001, compared to an operating loss of $9.1 million and negative adjusted EBITDA of $7.3 million for the three months ended March 31, 2000. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and grow our customer base. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operation in accordance with generally accepted accounting principles. NuVox's senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

     Our net loss for the three months ended March 31, 2001 was $39.9 million compared to $9.2 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

     As of March 31, 2001, we had $53.1 million of cash and short-term investments, and $126.7 million of undrawn financing available under our senior secured credit facility, providing total available capital of $179.8 million.

     On November 1, 2000, Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox, closed on an expanded $225 million eight-year senior secured credit facility, which replaced its existing $90 million senior credit facility. Approximately $98.2 million was drawn at that date to repay the previous secured credit facilities of Gabriel Communications Finance and TriVergent and to pay other expenses relating to the TriVergent merger. This credit facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and is predicated on our 30-market business plan. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the borrower's leverage ratio and is initially the London Interbank Offer Rate plus 4.25%. The initial commitment fee on the unused portion of the credit facility is 1.50% per annum, payable quarterly, and will be reduced based upon usage.

     Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than its unrestricted subsidiaries, and of the borrower and each of the borrower's subsidiaries. The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and require the borrower and NuVox to maintain operating and financial performance measures. These covenants effectively prohibit us from paying any cash dividends on our common stock and preferred stock for the foreseeable future.

     For the three months ended March 31, 2001 and 2000, capital expenditures totaled $17.7 million and $19.6 million, respectively. Such capital expenditures have included assets necessary for deploying the networks in our initial 30 markets, establishing our network operations control centers and providing the operations and other support systems necessary for our business. We estimate that our capital expenditures for the balance of 2001 will total approximately $26.0 million.

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

     As of March 31, 2001, we have raised equity and debt capital of $686 million, consisting of:

     o    equity capital of $311 million invested by NuVox stockholders

     o equity capital of $150 million invested by TriVergent stockholders, and

     o debt capital of up to $225 million under our senior secured credit facility.

     Based upon our expected performance, we believe our $179.8 million of total funding available at March 31, 2001 is sufficient to fully fund all of the necessary capital for our initial 30 markets currently in operation, including capital to fund initial operating losses of those markets. However, risks we face that could cause us not to remain fully funded include, but are not limited to, our ability to successfully market our services to current and new customers, interconnect with and develop cooperative working relationships with the incumbent local carriers, successfully transfer new customers to our networks, and borrow under our credit facility or alternative financing sources. We will continue to deploy capital for the development of our existing markets and to allow for demand-driven capital spending. We intend to continue our financing plan of obtaining the funding necessary to support additional markets until we reach positive free cash flow, prior to committing to the development of those markets. In response to demand initially encountered for our services, we may consider the development of additional markets beyond our initial 30 markets and may raise additional funding through the sale of debt or equity securities. In addition, we may require additional funding to take advantage of additional opportunities, effect acquisitions, develop new services or otherwise respond to changing business conditions or developments in the telecommunications industry.

     In connection with the TriVergent merger, we issued to the holders of NuVox and TriVergent preferred stock warrants to purchase 7,999,931 shares of NuVox common stock at an exercise price of $6.00 per share, which expire November 1, 2001, and warrants to purchase 4,999,942 shares of NuVox common stock at an exercise price of $10.25 per share, which expire November 1, 2002. Any holder exercising the $6.00 warrants will be obligated to exercise the $10.25 warrants. If these warrants are exercised in full, we would receive proceeds of approximately $100 million. We can give no assurance that the holders will exercise these warrants in full or at all.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things

     o    a change in or inaccuracy of our development plans or projections,

     o    the demand for our services,

     o regulatory and technological developments, including new opportunities in the telecommunications industry, and

     o    the consummation of acquisitions.

     Our revenues and our costs of deploying our networks and operating our business will depend on a variety of factors, including

     o the extent of price and service competition for telecommunications services in our markets,

     o our ability to develop, acquire and integrate the necessary operations support systems,

     o the number of customers and the services for which they subscribe and the time required to provision those customers,

     o    the nature and penetration of new services that we may offer, and

     o    the impact of changes in technology and telecommunication regulations.


Actual costs and revenues may vary from expected amounts, possibly to a material degree, and these variations may affect our future capital requirements.

Effect of Recent Accounting Pronouncements

     In the fourth quarter of 2000, the Financial Accounting Standards Board announced, in connection with finalizing the new accounting standards for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment, and the value would be written down only in periods in which the value of goodwill is more than fair value. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001. The FASB's tentative conclusion, however, is subject to change, and NuVox cannot give any assurance when or if the FASB will issue a final standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2001 and December 31, 2000, the carrying value of our debt obligations was $98.3 million and the weighted average interest rate on our debt obligations was 10.14% and 11.02% respectively. Because the interest rates on our senior secured credit facility are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the three months ended March 31, 2001 and 2000 would have been increased by $243,000 and $50,000, respectively.

     Effective March 30, 2001, there is in place a derivative financial agreement which included an interest rate swaption agreement and interest rate cap and floor agreements. As we expand our operations, we may begin to use various other financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. We do not intend to use derivative financial instruments for speculative purposes. Similar to the existing derivative financial agreement utilized by the Company, interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We will attempt to control our exposure to counterparty credit risk through monitoring procedures.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     (c) During the three months ended March 31, 2001, NuVox offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

     Series B. Preferred Stock

     Pursuant to a Securities Purchase Agreement among NuVox and the Purchasers named therein dated as of March 31, 2000, as amended by agreement dated as of October 25, 2000, NuVox agreed to issue and sell an aggregate of 30,430,611 of its Series B Convertible Preferred Stock at $7.00 per share, of which 29,997,517 shares were issued and sold during 2000 at $7.00 per share, or $210.0 million. The remaining 433,094 shares were issued and sold during the three months ended March 31, 2001 at $7.00 per share, or $3.0 million. The shares were issued and sold to existing holders of NuVox's common and preferred stock and to two lender participants in NuVox's $225 million senior secured credit facility. Each share of NuVox's Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one share of NuVox common stock, subject to customary anti-dilution adjustments. We have used the proceeds of the issuance and sale of such Series B Convertible Preferred Stock to fund our capital requirements for the installation, deployment and initial operating losses of our networks.

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

     Issuance of Common Stock pursuant to Stock Incentive Plans

     During the three months ended March 31, 2001, NuVox issued and sold an aggregate of (1) 2,600 shares of our common stock to four former employees upon exercise of stock options granted pursuant to NuVox, Inc. 1998 Stock Incentive Plan, as amended, at exercise prices of $2.40 per share, and received aggregate cash proceeds of $6,240 and (2) 115,784 shares of our common stock for $1.36-$3.84 per share to ten former employees upon exercise of stock options granted pursuant to the NuVox/Trivergent Stock Incentive Plan and received aggregate cash proceeds of $201,235. The issuance of such shares of common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated by the SEC thereunder for securities issued pursuant to a written compensatory benefit plan, pursuant to offers made prior to the time NuVox became subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, in an aggregate amount which is less than 15% of NuVox's total consolidated assets as of the date of our most recent balance sheet on the date of sale.

     Grant of Options Pursuant to 1998 Stock Incentive Plan

     At various dates during the three months ended March 31, 2001, we granted options to purchase an aggregate of 831,280 shares of our common stock to employees under our 1998 Stock Incentive Plan, which plan and amendments thereto were previously approved by our stockholders. The exercise prices of these options were not less than 80% of the fair market value of our common stock on the dates of grant and ranged from $4.00 to $5.60 per share. The options vest ratably in installments of one-third per year starting on the first anniversary of the date of grant. All of these option grants were made in reliance upon the exemption from the registration requirements of Rule 701 of the Securities Act of 1933 pursuant to a written compensatory benefit plan. On April 2, 2000, NuVox filed a registration statement on Form S-8 registering the shares underlying the options granted and awards that may be granted in the future under our 1998 Stock Incentive Plan.

     Issuance of Common Stock Pursuant to Acquisition Agreements

     Pursuant to (i) an Agreement and Plan of Merger, by and among NuVox, Amtel Acquisition Corp., a South Carolina corporation wholly-owned by NuVox, and American Telecommunications, Inc. of Charleston, a South Carolina corporation, and its shareholders, and (ii) an Agreement and Plan of Merger by and among NuVox, CCN Acquisition Corp., a South Carolina corporation wholly-owned by NuVox, and Carolina Communications Network, Inc., a South Carolina corporation, and its shareholders, each of which Agreements and Plans of Merger were dated as of January 31, 2001, NuVox issued to such shareholders an aggregate of 209,059 shares of our common stock in partial payment for the acquisition of these companies. The issuance of such shares of common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering. The recipients of these shares represented their intention to acquire the shares for investment purposes only and not with a view to or for distribution in connection with these transactions. All investors had adequate access to information about NuVox through information that NuVox made available to them. Each shareholder is a party a stockholders' agreement that restricts the shareholder's ability to transfer any shares of such stock.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits filed with (or incorporated by reference into) this report:

Exhibit No.                              Description
-----------                              -----------

   3.1 Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to registrant's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

   3.2 Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.

   3.3 By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-4 (File No. 333-41040).

   10.1     Employment   Agreement  dated  as  of  March  5,  2001  between  the
            registrant and Michael C. Morey, incorporated herein by reference to
            Exhibit 10.13 to the 2000 Form 10-K.**

       ---------------------------

          ** Management contract or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).

     (b) Reports on Form 8-K:

     During the quarter ended March 31, 2001, NuVox filed a report on Form 8-K (date of earliest event reported, February 13, 2001) disclosing pursuant to Item 5 (Other Events) the change of its corporate name from Gabriel Communications, Inc. to NuVox, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NUVOX, INC.


May 15, 2001                     By:    /s/ David L. Solomon
                                      ------------------------------------------
                                       David L. Solomon,
                                       Chairman and Chief Executive Officer


May 15, 2001                     By:    /s/ Michael E. Gibson
                                      ------------------------------------------
                                       Michael E. Gibson,
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                              Description
-----------                              -----------

    3.1 Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to registrant's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

    3.2 Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.

    3.3 By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-4 (File No. 333-41040).

    10.1    Employment   Agreement  dated  as  of  March  5,  2001  between  the
            registrant and Michael C. Morey, incorporated herein by reference to
            Exhibit 10.13 to the 2000 Form 10-K.**

            ---------------------------
           ** Management  contract or compensatory plan, contract or arrangement
           required   to   be   filed   pursuant   to   Regulation   S-K,   Item
           601(b)(10)(iii).