Form 10-Q
period 2001-06-30
NUVOX INC /DE/
filed 2001-08-13
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     At July 31, 2001, 19,778,401 shares of the registrant's common stock were outstanding.

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

   Condensed Consolidated Balance Sheets as of June 30, 2001
     (Unaudited) and December 31, 2000.........................................2
   Condensed Consolidated Statements of Operations for the
     Three and Six Months Ended June 30, 2001 and 2000 (Unaudited).............3
   Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2001 and 2000 (Unaudited).......................4

Notes to Condensed Consolidated Financial Statements...........................5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............19

Part II  Other Information....................................................19

Item 6. Exhibits and Reports On form 8-K......................................19

Signatures....................................................................20

Index to Exhibits.............................................................21

                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                 June 30,   December 31,
                                                                                  2001         2000
                                                                                ---------   -----------
                                                                               (unaudited)

                              Assets
Current assets:
   Cash and cash equivalents                                                    $  16,638    $ 106,018
   Accounts receivable, net of allowance for
    doubtful accounts of $1,622 and $985 in 2001 and 2000, respectively            14,093        5,730
   Prepaid expenses and other current assets                                        7,947        5,065
   Preferred stock subscriptions receivable                                            --        3,032
                                                                                ---------    ---------
         Total current assets                                                      38,678      119,845
                                                                                ---------    ---------
Property and equipment, net                                                       272,654      252,479
Other noncurrent assets:
   Investments                                                                         --        4,564
   Goodwill, net                                                                  217,434      220,286
   Deferred financing  costs                                                        5,695        5,369
   Other assets                                                                     1,935           55
                                                                                ---------    ---------
         Total other noncurrent assets                                            225,064      230,274
                                                                                ---------    ---------
         Total assets                                                           $ 536,396    $ 602,598
                                                                                =========    =========
                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $  16,395    $   4,495
   Accrued liabilities and other current liabilities                               29,792       59,709
                                                                                ---------    ---------
         Total current liabilities                                                 46,187       64,204

Other long-term liabilities                                                           647          108
Deferred hedge liability                                                            4,958           --
Long-term debt                                                                    131,153       98,153
                                                                                ---------    ---------
         Total long-term liabilities                                              136,758       98,261
                                                                                ---------    ---------
         Total liabilities                                                        182,945      162,465
                                                                                ---------    ---------
Minority interest                                                                   1,365        1,486

Stockholders' equity:
  Preferred stock - Series A, $.01 par value, 26,850,000 shares
    authorized; 26,850,000 issued and outstanding in 2001 and 2000                    269          269
  Preferred stock - Series A-1, $.01 par value, 3,125,000 shares authorized;
    3,125,000 issued and outstanding in 2001 and 2000                                  31           31
  Preferred stock - Series B, $.01 par value, 32,500,000 shares authorized;
    30,430,611 issued and outstanding in 2001 and 29,997,517 issued and
    outstanding in 2000, 433,094 subscribed in 2000                                   304          304
  Preferred stock - Series C-1, $.01 par value, 6,000,000 shares authorized;
    5,374,481 issued and outstanding in 2001 and 2000                                  54           54
  Preferred stock - Series C-2, $.01 par value, 16,500,000 shares authorized;
    15,786,710 issued and outstanding in 2001 and 2000                                158          158
  Preferred stock - Series C-3, $.01 par value, 18,500,000 shares authorized;
    17,735,703 issued and outstanding in 2001 and 2000                                177          177
  Common stock, $.01 par value, 400,000,000 shares authorized;
    19,915,507 and 19,494,405 issued in 2001 and 2000, respectively                   199          195
  Additional paid-in capital                                                      536,141      533,986
  Common stock in treasury at cost, 137,106 and 100,000 shares in 2001
    and 2000                                                                         (564)        (416)
  Unearned stock-based compensation                                                (4,232)      (5,522)
  Accumulated deficit                                                            (180,451)     (90,589)
                                                                                ---------    ---------
      Total stockholders' equity                                                  352,086      438,647
                                                                                ---------    ---------
      Total liabilities and stockholders' equity                                $ 536,396    $ 602,598
                                                                                =========    =========


See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES


                 Condensed Consolidated Statements of Operations
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                               Three Months                    Six Months
                                                              Ended June 30,                 Ended June 30,
                                                       ---------------------------    ---------------------------
                                                           2001            2000           2001            2000
                                                       ------------    -----------    ------------    -----------
Revenue                                                $     19,108    $     1,963    $     33,645    $     3,270

Operating expenses:
   Cost of communication services (exclusive of
      depreciation and amortization shown separately
      below)                                                 15,590          1,510          29,048          2,634
   Selling, general and administrative                       25,766          9,590          49,824         17,057
   Stock-based compensation expense                             645             --           1,290             --
   Depreciation and amortization                             15,811          2,531          30,247          4,362
                                                       ------------    -----------    ------------    -----------

          Total operating expenses                           57,812         13,631         110,409         24,053
                                                       ------------    -----------    ------------    -----------

          Loss from operations                              (38,704)       (11,668)        (76,764)       (20,783)
                                                       ------------    -----------    ------------    -----------

Other income (expense):
   Interest income                                              341          1,170           1,452          1,844
   Interest expense                                          (2,820)          (689)         (5,594)        (1,440)
   Unrealized gain (loss) on derivative instrument            1,206             --          (1,313)            --
   Loss on write-off of investments                          (5,013)            --          (5,013)            --
   Equity in loss of affiliate                                   --           (179)           (279)          (179)
                                                       ------------    -----------    ------------    -----------

          Total other income (expense)                       (6,286)           302         (10,747)           225
                                                       ------------    -----------    ------------    -----------

          Net loss before minority interest and
          cumulative effect of change in accounting
          principle                                         (44,990)       (11,366)        (87,511)       (20,558)

         Minority interest                                       62             53             119             49
                                                       ------------    -----------    ------------    -----------
    Net loss before cumulative effect of
     change in accounting principle                         (44,928)       (11,313)        (87,392)       (20,509)
Cumulative effect of change in accounting
     principle                                                   --             --          (2,470)            --
                                                       ------------    -----------    ------------    -----------
         Net loss                                      $    (44,928)   $   (11,313)   $    (89,862)   $   (20,509)
                                                       ============    ===========    ============    ===========

Net loss per share, basic and diluted:
    Net loss before cumulative effect of
     change in accounting principle                    $      (2.26)   $     (1.89)   $      (4.43)   $     (3.46)
    Cumulative effect of change in
     accounting principle                                        --             --           (0.12)            --
                                                       ------------    -----------    ------------    -----------
          Net loss per share                           $      (2.26)   $     (1.89)   $      (4.55)   $     (3.46)
                                                       ============    ===========    ============    ===========
Weighted average number of common shares
   outstanding, basic and diluted                        19,887,356      5,989,933      19,771,403      5,928,984
                                                       ============    ===========    ============    ===========


See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months
                                                                           Ended June 30,
                                                                       ---------------------
                                                                          2001        2000
                                                                       ---------    --------
Cash flows from operating activities:
    Net loss                                                           $ (89,862)   $(20,509)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                     30,247       4,362
        Minority interest                                                   (119)        (49)
        Equity in loss of affiliate                                          279         179
        Provision for doubtful accounts                                      676          59
        Stock-based compensation expense                                   1,290          --
        Loss on write-off of investments                                   5,013          --
        Unrealized loss on derivative instrument                           1,313          --
        Cumulative effect of change in accounting principle                2,470          --
        Changes in assets and liabilities:
           Increase in accounts receivable                                (9,040)     (1,337)
           Increase in prepaid expenses and other assets                  (6,655)     (1,353)
           Increase in accounts payable                                   11,667       1,664
           Increase (decrease) in accrued expenses and other current     (11,584)      5,223
           liabilities
                                                                       ---------    --------

             Net cash used in operating activities                       (64,305)    (11,761)
                                                                       ---------    --------

Cash flows from investing activities:
    Payments related to acquisitions, net of cash                         (1,799)         --
    Proceeds from liquidated affiliate                                       656          --
    Purchases of property and equipment                                  (59,099)    (42,116)
    Purchase of investments                                               (1,250)     (3,250)
                                                                       ---------    --------

             Net cash used in investing activities                       (61,472)    (45,366)
                                                                       ---------    --------

Cash flows from financing activities:
    Payments on capital leases                                              (121)         --
    Proceeds from long-term debt                                          33,000          --
    Capital contributions from minority interests                             --       1,680
    Proceeds from issuance of stock                                        3,518      70,675
    Purchase of treasury stock                                                --        (400)
                                                                       ---------    --------

             Net cash provided by financing activities                    36,397      71,955
                                                                       ---------    --------
             Net increase (decrease) in cash                             (89,380)     14,828

Cash, beginning of period                                                106,018      63,080
                                                                       ---------    --------
Cash, end of period                                                    $  16,638      77,908
                                                                       =========    ========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                             $   6,280       1,428
                                                                       =========    ========


See accompanying notes to condensed consolidated financial statements.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Dollars in Thousands, except share and per share data)

(1)  General

     NuVox, Inc. (NuVox or the Company), formerly known as Gabriel Communications, Inc., was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of June 30, 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

     NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience significant operating losses and negative cash flow as it expands its operations and grows its customer base. NuVox intends to fund the negative operating cash flows through its debt and equity capital.

(2)  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include the consolidated accounts of NuVox, Inc., its wholly-owned subsidiaries and affiliated companies in which NuVox has a controlling interest (collectively, "NuVox"). Until April 30, 2001 NuVox had a fifty percent interest in a joint venture which was accounted for under the equity method. On April 30, 2001 the joint venture was liquidated. Affiliated companies in which NuVox does not have a significant influence are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with NuVox's audited consolidated financial statements as of and for the year ended December 31, 2000 which are included in NuVox's Form 10-K (Commission File No. 333-41040). The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)  Adoption of Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivating Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and, SFAS No. 138 - Accounting for Derviative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness or ineffectiveness of the hedging derivative. Those methods must be consistent with the entity's approach to managing risk.

     On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative effect of change in accounting principle of approximately $2.5 million and an unrealized loss on derivative instrument of approximately $1.3 million for the six months ended June 30, 2001.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Dollars in Thousands, except share and per share data)

(4)  Property and Equipment

         Property and equipment consist of the following:

                                                        June 30,  December 31,
                                                          2001       2000
                                                        --------  -----------

     Network equipment                                  $205,024   $152,487
     Computer hardware and software                       34,443     30,668
     Leasehold improvements                               13,921     12,937
     Transportation equipment                              8,116      7,864
     Furniture and office equipment                        6,412      4,842
     Other                                                 1,008        956
                                                        --------   --------
           Property and equipment, in service            268,924    209,774
     Less accumulated depreciation and amortization       38,906     16,955
                                                        --------   --------
           Property and equipment, in service, net       230,018    192,819
     Construction-in-progress                             42,636     59,660
                                                        --------   --------
           Property and equipment, net                  $272,654   $252,479
                                                        ========   ========

(5)  Investments

     On December 2, 1999, NuVox invested $2.0 million to purchase 583,090 Series B convertible preferred shares of Tachion Networks, Inc. (Tachion), a privately-held "next generation" switch manufacturer. Conversion of such shares would result in NuVox owning less than 2% of Tachion. During the three months ended June 30, 2001, NuVox wrote off the investment in Tachion due to the cessation of operations by that company, resulting in a loss on write-off of investment of $2.0 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

     On March 22, 2000, NuVox entered into a joint venture, WebBizApps, L.L.C. Under the terms of the agreement, NuVox agreed to contribute $4.5 million in exchange for a 50% interest in the joint venture. NuVox contributed $3.3 million in March 2000. The joint venture partner contributed $4.5 million in assets and received a distribution of $2.0 million in March 2000. In January 2001, NuVox contributed its remaining $1.2 million. During the three months ended June 30, 2001, this joint venture was liquidated and rights to continue marketing the product line were acquired by NuVox. NuVox also received cash of $656,000 and a loss on write-off of investment of $3.0 million was recorded which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

(6)  Acquisitions

     In February 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company (AT). Under terms of the agreement, NuVox paid $1.8 million in cash, issued common stock and assumed certain liabilities of AT. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of AT are included in NuVox's results of operations subsequent to the date of the purchase.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Dollars in Thousands, except share and per share data)


     During 2000, NuVox merged with State Communications, Inc. d/b/a TriVergent Communications and acquired Shared Telecom Services, Inc. (STS). Both transactions were accounted for using the purchase method of accounting. The following represents the unaudited pro forma results of operations of NuVox for the three and six months ended June 30, 2000 as if the Trivergent merger and the STS acquisition had been consummated as of January 1, 2000. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had those transactions occurred at the beginning of the period presented or the results which may occur in the future.


                                                Three Months        Six Months
                                                   Ended               Ended
                                                June 30, 2000      June 30, 2000
                                                -------------      -------------
Revenues                                            8,092              15,245
Net loss                                          (27,350)            (47,622)
Net loss per share, basic and diluted             $ (1.38)            $ (2.41)


(7)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consisted of the following:

                                                        June 30,   December 31,
                                                          2001        2000
                                                        -------    ----------

     Accrued capital expenditures                       $ 3,770     $22,392
     Acquisition liabilities                              8,856      19,724
     Accrued employee expenses                            3,692       3,464
     Accrued costs of communications services             2,256       3,212
     Accrued taxes                                        5,678       3,655
     Other                                                5,540       7,262
                                                        -------     -------
          Total                                         $29,792     $59,709
                                                        =======     =======


(8)  Derivative Instruments and Hedging Activities

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

(9)  Loss Per Share

     A reconciliation of the number of shares used in the calculation of basic and diluted loss per share and the calculated amounts of loss per share follows:

                                    Three Months   Three Months     Six Months     Six Months
                                     Ended June     Ended June      Ended June     Ended June
                                      30, 2001       30, 2000        30, 2001       30, 2000
                                    ------------   ------------    ------------    -----------
Common shares outstanding -
  beginning of period                 19,821,848      5,924,200      19,494,405      5,469,200
Weighted average number of
  common shares issued                    65,508         65,733         276,998        459,784
                                    ------------    -----------    ------------    -----------
Weighted average number of
  common shares outstanding
  - end of period                     19,887,356      5,989,933      19,771,403      5,928,984
Dilutive effect of preferred
  stock conversion and
  employee stock options and
  warrants                                    --             --              --             --
                                    ------------    -----------    ------------    -----------
Diluted shares outstanding            19,887,356      5,989,933      19,771,403      5,928,984
                                    ============    ===========    ============    ===========
Net loss before cumulative effect
  of change in accounting
  principle (in thousands)          $    (44,928)   $   (11,313)   $    (87,392)   $   (20,509)
Cumulative effect of change in
  accounting principle
  (in thousands)                              --             --          (2,470)            --
                                    ------------    -----------    ------------    -----------
Net loss                            $    (44,928)   $   (11,313)   $    (89,862)   $   (20,509)
                                    ============    ===========    ============    ===========
Basic and diluted loss per share
  before cumulative effect          $      (2.26)   $     (1.89)   $      (4.43)   $     (3.46)
Basic and diluted loss per share
  for cumulative effect                       --             --           (0.12)            --
                                    ------------    -----------    ------------    -----------
Basic and diluted loss per share    $      (2.26)   $     (1.89)   $      (4.55)   $     (3.46)
                                    ============    ===========    ============    ===========

     In calculating diluted loss per share for the periods ended June 30, 2001 and June 30, 2000, employee and investor stock options and warrants to purchase 30,678,171 and 4,179,033 shares of common stock, respectively, and preferred stock convertible into common shares of 99,302,505 and 39,905,295, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

                                   NUVOX, INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Dollars in Thousands, except share and per share data)

(10) Stock Based Compensation

     The following is a summary of activity with respect to stock options and warrants under NuVox's 1998 Stock Incentive Plan:

                             Shares Subject to                  Weighted Average
                             Options & Warrants       Price      Exercise Price
                             ------------------       -----      --------------
Options and warrants
 outstanding at
   December 31, 1999              2,765,500           $2.40           $2.40
   Granted                        3,658,800       $2.40 - $5.60       $4.06
   Canceled                        (474,683)      $2.40 - $5.60       $3.66
   Exercised                         (6,040)          $2.40           $2.40
                                -----------
Options and warrants
 outstanding at
   December 31, 2000              5,943,577
   Granted                        1,090,263           $4.00           $4.00
   Canceled                        (444,406)      $2.40 - $5.60       $3.84
   Exercised                         (2,600)          $2.40           $2.40
                                -----------
Options and warrants
 outstanding at June
   30, 2001                       6,584,168
                                ===========

Exercisable options and warrants totaled 1,655,409 and 1,355,092 at June 30, 2001 and December 31, 2000, respectively.

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

                           Shares Subject to                   Weighted Average
                               Options             Price        Exercise Price
                           -----------------       -----       ----------------
Options outstanding at
  November 1, 2000            10,946,207       $1.36 - $13.56        $4.09
   Granted                          --               --               --
   Canceled                      (55,408)          $5.56             $5.56
   Exercised                        --               --               --
                             -----------
Options outstanding at
  December 31, 2000           10,890,799
   Granted                          --               --               --
   Canceled                   (1,049,727)      $2.03 - $5.56         $3.66
   Exercised                    (206,563)      $1.36 - $3.84         $2.23
                             -----------
Options outstanding at
  June 30, 2001                9,634,509
                             ===========

Exercisable options totaled 5,736,825 at June 30, 2001 and 4,007,438 at December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     References in this Form 10-Q to "we," "us," "our" and "NuVox" mean NuVox, Inc. (formerly known as Gabriel Communications, Inc.), a Delaware corporation, and its subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe, "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us. Important factors that could cause our actual results to be materially different from these forward-looking statements are disclosed in Item 1 of our Form 10-K Report for the year ended December 31, 2000 under the heading "Business-Risk Factors Relating to Our Business and Operations" and elsewhere in this Report.

Overview

     NuVox, Inc. is a rapidly growing, facilities-based, integrated communications provider offering a wide array of broadband products and services primarily to small and medium-sized businesses in second and third tier markets. We compete with incumbent telephone companies and other providers by providing high quality, integrated voice and data services, excellent service and prices below those charged by the incumbent telephone companies.

     The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses; providing superior customer service through our local sales and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions, and strategic alliances to expand and complement our business. We have been providing these products and services in an expanding number of U.S. markets since we commenced commercial operations in June 1999. As of June 30, 2001, NuVox was providing services in 30 markets in seven midwestern states and six southeastern states to more than 30,000 customers with more than 100,000 total access lines in service (including approximately 6,300 on-net customers with approximately 85,000 total access lines in service).

     In contrast to carriers that construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our "smart build" network construction strategy, we have installed our own voice and data switches but we lease our transmission facilities from incumbent telephone companies and other providers within our local markets. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as "collocation." This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. To date, capital expenditures have been primarily for the build out of our network and operations support systems infrastructure. Future incremental network infrastructure costs are expected to be substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

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

     The development of our business and the deployment and expansion of our networks require significant expenditures, a portion of which is incurred before the realization of revenue. We have experienced negative operating cash flow from our inception through June 30, 2001 totaling approximately $138.1 million. Our negative cash flow from operations increased to $64.3 million for the six months ended June 30, 2001 from $11.8 million in the same period in 2000. We expect to continue to incur negative operating cash flow for a period of time as we expand our operations and grow our customer base. Expenses are expected to exceed revenue in each location in which we offer service until a sufficient customer base is established.

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

     o developing a common product portfolio throughout our entire 30-market service area,

     o adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and

     o aggressively pursuing cost containment measures, including reductions in network costs through use of less costly network elements and more efficient network utilization, as well as reductions in selling, general and administrative expenses.

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

American Telecommunications of Charleston Acquisition

     On February 1, 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company. NuVox paid $1.6 million in cash, issued common stock and assumed certain liabilities of American Telecommunications. The acquisition has been accounted for using the purchase method of accounting.

Operating Statistics

     The following table provides selected operational data:

                                                                As of June 30,
                                                         ---------------------------
                                                             2001            2000
                                                         -----------      ----------
     Markets in operation                                         30               7
     Markets under development                                    --               8
                                                         -----------      ----------
          Total markets                                           30              15
     Addressable market - business lines (in millions)           6.1             2.9
     Addressable market - total lines (in millions)             19.8             4.7
     Lines in service                                        106,610(a)       11,636
     Customers served, on-net(b)                               6,286             773
     Total customers served                                   31,533             773
     Annualized June revenues                            $81,884,784      $8,497,380
     On-net June revenues per customer                          $811            $971
     Second quarter gross margin (%)                           18.41%          23.08%
     Voice switches installed                                     14               6
     ATM switches installed                                       30               7
     Central office collocations in service                      202               0
     Sales employees                                             194              98
     Total employees                                           1,051             399

--------------
(a) Includes 22,606 lines in service through which we provide resale services to 16,402 customers, which is expected to decrease as a percentage of the total lines in service as we pursue our business strategy of providing services primarily over our own network platforms. During the three months ended June 30, 2001, on-net lines installed totaled 31,305 lines, a 31% quarter to quarter sequential increase from the first quarter.

(b) "On-net" customers are those to which we provide our services over our own network platforms. All customers have signed either one, two or three year contracts.

Results of Operations

     Inasmuch as we have significantly increased the scope and size of our operations, our revenues and expenses for the three and six months ended June 30, 2001 were significantly greater than the revenues and expenses for the three and six months ended June 30, 2000. Also, since we are using the purchase method of accounting for acquisitions, we have only recognized revenues earned related to these transactions since the acquisition dates.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

REVENUE

     Our revenues increased to $19.1 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. The substantial increase in revenue reflects the impact of our development activities and acquisitions during 2000 and 2001 and the increase from 7 operational markets in service as of June 30, 2000 to 30 in service at June 30, 2001.

     We generate revenues from:

     o local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

     o long distance services, which include a full range of domestic, international and toll-free long distance services,

     o dedicated, high speed Internet access services, including DSL Internet access,

     o website design and development, web page hosting and domain name services, audio conferencing, and remote access service,

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

     We price our local calling services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled local, long distance and data services under one, two and three year commitments.

     Local voice service revenues for the three months ended June 30, 2001 and 2000 were $10.2 million and $1.0 million, respectively (of which $8.4 million and $1.0 million respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended June 30, 2001 and 2000 were $2.7 million and $495,000, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended June 30, 2001 and 2000 were $6.2 million and $418,000, respectively.

     As a result of the TriVergent and Shared Telecom acquisitions, we also generate revenues from resale services to approximately 16,000 customers. Resale revenues for the three months ended June 30, 2001 totaled $1.8 million. Resale revenues are expected to decrease as a percentage of total revenues as we pursue our business strategy of providing services primarily over our own networks and transition business resale customers to such networks.

     A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $81.9 million based on June 2001 revenues from $8.5 million based on June 2000 revenues. Annualized revenues for the seven markets in service as of June 30, 2000 increased to $22 million, based on June 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 106,610 at June 30, 2001, of which 84,004 were on-net, as compared to 11,636 on-net access lines in service at June 30, 2000. Total customers have grown to 31,533 as of June 30, 2001, of which 6,286 were served on-net, as compared with 773 on-net customers at June 30, 2000.

COST AND EXPENSES

     Our cost of communication services amounted to $15.6 million for the three months ended June 30, 2001 compared to $1.5 million for the same period in 2000. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the three month period ended June 30, 2001 and the same period from the prior year. Gross margin decreased to 18.41% of revenue for the three month period ended June 30, 2001 as compared with a gross margin of 23.08% in the three month period ended June 30, 2000 due to the recurring costs of collocation facilities included in the cost of communications services in 2001. While we are implementing initiatives to reduce these costs through the elimination of underutilized collocation sites, we expect that these costs will adversely impact our gross margins until we achieve a sufficient level of utilization to cover the costs of the remaining sites. Our cost of communication services includes recurring costs associated with

     o leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies' central offices,

     o    leasing and obtaining electrical power for our collocation facilities,

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

     Our selling, general and administrative expenses increased to $25.8 million for the three months ended June 30, 2001 compared to $9.6 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. We added 652 employees, including an additional 96 account executives, between June 30, 2000 and June 30, 2001 as 23 additional markets became operational, including 16 former TriVergent markets.

     Our selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing, information systems costs, education and training costs, and professional services and consulting fees. As a result of cost containment measures being taken, we do not expect significant increases in selling, general and administrative expenses other than expenses directly related to the growth in our customer base. We employ a direct local sales force in each of our markets. We use quota-based commission plans and incentive programs to compensate our sales personnel. We supplement our direct sales force through the use of agents such as value-added resellers and system integrators, who are compensated on a commission basis. We also use print and other media advertising campaigns to a limited extent to create product and brand awareness.

     In connection with the TriVergent merger, a portion of the purchase price was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6.0 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $645,000 was recorded as amortization of stock-based compensation in the three months ended June 30, 2001.

     Depreciation and amortization expense increased to $15.8 million for the three months ended June 30, 2001 from $2.5 million for the same period in 2000. This reflects the completion of networks and initiation of services in 23 additional markets, including 16 former TriVergent markets, as well as the recording of amortization of intangible assets related to acquisitions.

     Interest expense for the three months ended June 30, 2001 was $2.8 million as compared to interest expense of $689,000 in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

     Interest income is earned on the short-term investment of available cash. Interest income decreased from $1.2 million in the three months ended June 30, 2000 to $341,000 in the same period in 2001, due to decreases in our average cash balances.

     The $1.2 million unrealized gain on derivative instrument during the three months ended June 30, 2001 is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement since March 31, 2001. The cumulative effect of change in accounting principle results from the implementation of SFAS 133, as adopted on January 1, 2001. The $5.0 million loss on write-off of investments during the three months ended June 30, 2001 is attributable to the cessation of operations by two companies in which we had such investments.

     We had an operating loss of $38.7 million and negative adjusted EBITDA of $22.2 million for the three months ended June 30, 2001, compared to an operating loss of $11.7 million and negative adjusted EBITDA of $9.1 million for the three months ended June 30, 2000. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and grow our customer base. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate, loss on write-off of investments and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operation in accordance with accounting principles generally accepted in the United States of America. NuVox's senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

     Our net loss for the three months ended June 30, 2001 was $44.9 million compared to $11.3 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Our operations for the six months ended June 30, 2001 have generated $33.6 million of revenue compared to $3.3 million for the same period in 2000. The substantial increase in revenue reflects the impact of our continued development activities and the increase from seven operational markets in service as of June 30, 2000 to 30 in service at June 30, 2001.

     Our cost of communication services amounted to $29.0 million for the six months ended June 30, 2001 compared to $2.6 million for the same period in 2000. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the six month period ended June 30, 2001 and the same period from the prior year.

     Our selling, general and administrative expenses increased to $49.8 million for the six months ended June 30, 2001 compared to $17.1 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. The amortization of unearned stock-based compensation expense attributable to the TriVergent merger totaled $1.3 million during the six months ended June 30, 2001.

     Depreciation and amortization expense increased to $30.2 million for the six months ended June 30, 2001 from $4.4 million for the same period in 2000. This reflects the completion of networks and initiation of services in

23 additional markets, including 16 former TriVergent markets, as well as the recording of amortization of intangible assets related to acquisitions.

     Interest expense for the six months ended June 30, 2001 was $5.6 million as compared to interest expense of $1.4 million in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

     Interest income decreased to $1.5 million in the six months ended June 30, 2001 from $1.8 million in the same period in 2000, due to decreases in our average cash balances.

     The $1.3 million unrealized loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement. The $2.5 million cumulative effect of change in accounting principle results from the implementation of SFAS 133, as adopted on January 1, 2001. Other expenses during the six months ended June 30, 2001 included the $5.0 million loss on write-off of investments recorded in the second quarter.

     We had an operating loss of $76.8 million and negative adjusted EBITDA of $45.2 million for the six months ended June 30, 2001, compared to an operating loss of $20.8 million and negative adjusted EBITDA of $16.4 million for the six months ended June 30, 2000. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and grow our customer base.

     Our net loss for the six months ended June 30, 2001 was $89.9 million compared to $20.5 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

     As of June 30, 2001, we had $16.6 million of cash and short-term investments, and $93.9 million of undrawn financing available under our senior secured credit facility, providing total available capital of $110.5 million.

     On November 1, 2000, Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox, secured an expanded $225 million eight-year senior secured credit facility, which replaced its existing $90 million senior credit facility. Approximately $98.2 million was drawn at that date to repay the previous secured credit facilities of Gabriel Communications Finance and TriVergent and to pay other expenses relating to the TriVergent merger. This credit facility consists of a $40 million term loan facility, a $60 million eight-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and is predicated on our 30-market business plan. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2008. Interest on outstanding borrowings varies based on the borrower's leverage ratio (the weighted average interest rate at June 30, 2001 was 8.48%). The initial commitment fee on the unused portion of the credit facility was 1.50% per annum, payable quarterly, and the rate is reduced based upon usage (the applicable commitment fee percentage at June 30, 2001 was 1.00%).

     Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than its unrestricted subsidiaries, and of the borrower and each of the borrower's subsidiaries. The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and require the borrower and NuVox to maintain operating and financial performance measures. These covenants effectively prohibit us from paying any cash dividends on the common stock and preferred stock for the foreseeable future.

     Borrowings under the credit facility during the three months ended June 30, 2001 totaled $33.0 million. For the six months ended June 30, 2001 and 2000, capital expenditures totaled $59.1 million and $42.1 million, respectively. Such capital expenditures have included assets necessary for deploying the networks in our initial 30 markets, establishing our network operations control centers and providing the operations and other support systems necessary for our business. We estimate that our capital expenditures for the balance of 2001 will total approximately $27.0 million.

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

     As of June 30, 2001, we have raised equity and debt capital of $688.0 million, consisting of:

     o    equity capital of $313.0 million invested by NuVox stockholders

     o equity capital of $150.0 million invested by TriVergent stockholders, and

     o debt capital of up to $225.0 million under our senior secured credit facility.

     As a result of our recent review of our current and future business plans, financial position, market position, growth opportunities, operational and regulatory challenges, and other factors affecting our business, we have determined that it is prudent and in the best interests of our investors to raise additional equity capital to fund the ongoing operations of our business. We plan to seek at least $75 million of additional equity capital pursuant to a rights offering during the third quarter of 2001 from our existing investors. Based upon our expected performance, we believe that this amount, together with our $110.5 million of total funding available at June 30, 2001, will be sufficient to fully fund all of the necessary capital for our initial 30 markets currently in operation, including capital to fund initial operating losses of those markets. However, risks we face that could cause us not to obtain this funding and/or remain fully funded include, but are not limited to, the willingness of our existing investors to commit additional equity and the willingness of our lenders to approve our revised financial model, our ability to successfully market our services to current and new customers, interconnect with and develop cooperative working relationships with the incumbent local carriers, successfully transfer new customers to our networks, and borrow under our credit facility or alternative financing sources.

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

     Our revenues and our costs of deploying our networks and operating our business will depend on a variety of factors, including

     o the extent of price and service competition for telecommunications services in our markets,

     o our ability to develop, acquire and integrate the necessary operations support systems,

     o the number of customers and the services for which they subscribe and the time required to provision those customers,

     o our ability to implement on-going cost containment measures and to avoid significant increases in selling, general and administrative expenses, and

     o    the impact of changes in technology and telecommunication regulations.

Actual costs and revenues may vary from expected amounts, possibly to a material degree, and these variations may affect our future capital requirements.

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require that, upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 30, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by June 30, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     As of January 1, 2002, the Company expects to have unamortized goodwill of $209.4 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.0 million and $7.8 million for the three months ended June 30, 2001 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At June 30, 2001 and December 31, 2000, the carrying value of our debt obligations was $131.2 and $98.2 million respectively and the weighted average interest rate on our debt obligations was 8.48% and 11.02% respectively. Because the interest rates on our senior secured credit facility are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the three months ended June 30, 2001 and 2000 would have been increased by $257,015 and $50,556, respectively and our interest expense for the six months ended June 30, 2001 and 2000 would have been increased by $502,398 and $101,111, respectively.

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

---------------
     (b)  Reports on Form 8-K:

     During the quarter ended June 31, 2001, NuVox did not file a report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NUVOX, INC.


August 13, 2001            By: /s/ David L. Solomon
                               ------------------------------------------
                               David L. Solomon,
                               Chairman and Chief Executive Officer


August 13, 2001            By: /s/ Michael E. Gibson
                               ------------------------------------------
                               Michael E. Gibson,
                               Senior Vice President and Chief Financial
                               Officer (Principal Financial Officer and
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

-----------------------