Form 10-Q
period 2001-09-30
NUVOX INC /DE/
filed 2001-11-14
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-41040

NUVOX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	43-1820855
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16090 Swingley Ridge Road, Suite 500, Chesterfield, Missouri	63017
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (636) 537-5700

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   |X|     No   |_|

         At October 31, 2001, 19,778,401 shares of the registrant's common stock were outstanding.

NUVOX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2001	December 31, 2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 67,826	$ 106,018
Accounts receivable, net of allowance for doubtful accounts of $2,975 and $985 in 2001 and 2000, respectively	15,942	5,730
Prepaid expenses and other current assets	7,753	5,065
Preferred stock subscriptions receivable	428	3,032
Total current assets	91,949	119,845
Property and equipment, net	259,435	238,594
Other noncurrent assets:
Investments	--	4,564
Goodwill, net	226,523	220,286
Deferred financing costs	7,646	5,369
Other assets	2,211	13,940
Total other noncurrent assets	236,380	244,159
Total assets	$ 587,764	$ 602,598
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 13,270	$ 4,495
Accrued liabilities and other current liabilities	23,404	59,709
Total current liabilities	36,674	64,204
Other long-term liabilities	1,003	108
Deferred hedge liability	10,853	--
Long-term debt	148,913	98,153
Total long-term liabilities	160,769	98,261
Total liabilities	197,443	162,465
Minority interest	1,291	1,486
Stockholders' equity:
Preferred stock - Series A, $.01 par value,26,850,000 shares authorized; 26,850,000 issued and outstanding in 2001 and 2000	269	269
Preferred stock - Series A-1, $.01 par value, 3,125,000 shares authorized; 3,125,000 issued and outstanding in 2001 and 2000	31	31
Preferred stock - Series B, $.01 par value, 30,430,612 and 32,500,000 shares authorized in 2001 and 2000, respectively; 30,430,612 issued and outstanding in 2001 and 29,997,517 issued and outstanding in 2000, 433,094 subscribed in 2000	304	304
Preferred stock - Series C-1, $.01 par value, 5,374,481and 6,000,000 shares authorized in 2001 and 2000, respectively; 5,374,481 issued and outstanding in 2001 and 2000	54	54
Preferred stock - Series C-2, $.01 par value, 15,786,710 and 16,500,000 shares authorized in 2001 and 2000, respectively; 15,786,710 issued and outstanding in 2001 and 2000	158	158
Preferred stock - Series C-3, $.01 par value, 17,735,703 and 18,500,000 shares authorized in 2001 and 2000, respectively; 17,735,703 issued and outstanding in 2001 and 2000	177	177
Preferred stock - Series D, $.01 par value, 155,000,000 shares authorized; 59,903,994 issued and outstanding in 2001, none in 2000	599	--
Preferred stock - Series E-1 to E-12, $.01 par value, 469,454,442 shares authorized; none issued and outstanding 2001 and 2000	--	--
Preferred stock - Series F-1, $,.01 par value, 24,000,000 shares authorized; none issued and outstanding 2001 and 2000	--	--
Common stock, $.01 par value, 900,000,000 and 400,000,000 shares authorized in 2001 and 2000, respectively; 19,915,507 and 19,494,405 issued in 2001 and 2000, respectively	199	195
Additional paid-in capital	622,816	533,986
Common stock in treasury at cost, 137,106 and 100,000 shares in 2001 and 2000	(564)	(416)
Unearned stock-based compensation	(3,587)	(5,522)
Accumulated deficit	(227,944)	(90,589)
Receivables from shareholders	(3,482)	--
Total stockholders' equity	389,030	438,647
Total liabilities and stockholders' equity	$ 587,764	$ 602,598

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$ 23,267	$ 2,842	$ 56,912	$ 6,111
Operating expenses:
Cost of communication services (exclusive of depreciation and amortization shown separately below)	17,296	2,256	46,344	4,891
Selling, general and administrative	26,504	12,810	76,328	29,865
Stock-based compensation expense	645	--	1,935	--
Depreciation and amortization	16,948	3,368	47,195	7,730
Total operating expenses	61,393	18,434	171,802	42,486
Loss from operations	(38,126)	(15,592)	(114,890)	(36,375)
Other income (expense):
Interest income	178	1,019	1,630	2,862
Interest expense	(3,719)	(765)	(9,313)	(2,204)
Unrealized loss on derivative instrument	(5,895)	--	(7,208)	--
Loss on write-off of investments	--	--	(5,013)	--
Equity in loss of affiliate	--	(240)	(279)	(419)
Total other income (expense)	(9,436)	14	(20,183)	239
Net loss before minority interest and cumulative effect of change in accounting principle	(47,562)	(15,578)	(135,073)	(36,136)
Minority interest	75	68	194	117
Net loss before cumulative effect of change in accounting principle	(47,487)	(15,510)	(134,879)	(36,019)
Cumulative effect of change in accounting principle	--	--	(2,470)	--
Net loss	$ (47,487)	$ (15,510)	$ (137,349)	$ (36,019)
Net loss per share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$ (2.40)	$ (2.56)	$ (6.85)	$ (6.12)
Cumulative effect of change in accounting principle	--	(0.12)	--	--
Net loss per share	$ (2.40)	$ (2.56)	$ (6.97)	$ (6.12)
Weighted average number of common shares outstanding, basic and diluted	19,778,401	6,048,200	19,699,428	5,887,639

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (137,349)	$ (36,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,195	7,730
Minority interest	(194)	(117)
Equity in loss of affiliate	279	419
Provision for doubtful accounts	1,989	179
Stock-based compensation expense	1,935	--
Loss on write-off of investments	5,013	--
Unrealized loss on derivative instrument	7,208	--
Cumulative effect of change in accounting principle	2,470	--
Changes in assets and liabilities:
Increase in accounts receivable	(12,202)	(2,111)
Increase in prepaid expenses and other assets	(7,108)	(3,299)
Increase in accounts payable	8,775	1,094
Increase (decrease) in accrued expenses and other current liabilities	(14,726)	6,473
Net cash used in operating activities	(96,715)	(25,651)
Cash flows from investing activities:
Payments related to acquisitions, net of cash	(1,800)	--
Proceeds from liquidated affiliate	656	--
Purchases of property and equipment	(75,519)	(60,077)
Purchase of investments	(1,250)	(3,250)
Net cash used in investing activities	(77,913)	(63,327)
Cash flows from financing activities:
Payments on capital leases	(460)	--
Proceeds from long-term debt	50,760	--
Payments of financing costs	(2,759)	--
Capital contributions from minority interests	--	1,680
Proceeds from issuance of stock	88,895	71,043
Purchase of treasury stock	--	(416)
Net cash provided by financing activities	136,436	72,307
Net decrease in cash	(38,192)	(16,671)
Cash, beginning of period	106,018	63,080
Cash, end of period	$ 67,826	$ 46,409
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 7,966	$ 1,470

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)        General

        NuVox, Inc. (NuVox or the Company), formerly known as Gabriel Communications, Inc., was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of September 30, 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

        NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience significant operating losses and negative cash flow for a period of time as it expands its operations and grows its customer base. NuVox intends to fund the negative operating cash flows through its debt and equity capital.

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

(3)        Adoption of Accounting Standards

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 and, SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness or ineffectiveness of the hedging derivative. Those methods must be consistent with the entity's approach to managing risk.

        On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative loss due to the change in accounting principle of approximately $2.5 million and an unrealized loss on derivative instrument of approximately $7.2 million for the nine months ended September 30, 2001.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting to be used for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. The Company has not initiated any acquisitions since June 30, 2001.

        In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company's goodwill amortization for the three and nine months ended September 30, 2001 was $4.0 million and $11.8 million, respectively. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is evaluating the impact of the standard on the Company's financial results.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Company will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisitions, construction, or development or the normal operation of long-lived assets. The Company's management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will adopt this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company's management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

(4)        Property and Equipment

         Property and equipment consist of the following:

	September 30, 2001	December 31, 2000
	(dollars in thousands)
Network equipment	$ 245,111	$ 138,485
Computer hardware and software	35,836	30,688
Leasehold improvements	13,921	12,937
Transportation equipment	8,010	7,864
Furniture and office equipment	6,502	4,842
Other	1,086	956
Property and equipment, in service	310,466	195,772
Less accumulated depreciation and amortization	51,031	16,838
Property and equipment, in service, net	259,435	178,934
Construction-in-progress	--	59,660
Property and equipment, net	$ 259,435	$ 238,594

(5)        Investments

        On December 2, 1999, NuVox invested $2.0 million to purchase 583,090 Series B convertible preferred shares of Tachion Networks, Inc. (Tachion), a privately-held "next generation" switch manufacturer. In June, 2001, NuVox wrote off the investment in Tachion due to the cessation of operations by that company, resulting in a loss on write-off of investment of $2.0 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

        On March 22, 2000, NuVox entered into a joint venture, WebBizApps, L.L.C. Under the terms of the agreement, NuVox agreed to contribute $4.5 million in exchange for a 50% interest in the joint venture. NuVox contributed $3.3 million in March 2000. The joint venture partner contributed $4.5 million in assets and received a distribution of $2.0 million in March 2000. In January 2001, NuVox contributed its remaining $1.2 million. In June, 2001, this joint venture was liquidated and rights to continue marketing the product line were acquired by NuVox. NuVox also received cash of $656,000 and a loss on write-off of investment of $3.0 million was recorded which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

        During 2000, NuVox merged with State Communications, Inc. d/b/a TriVergent Communications and acquired Shared Telecom Services, Inc. (STS). Both transactions were accounted for using the purchase method of accounting. The following represents the unaudited pro forma results of operations of NuVox for the three and nine months ended September 30, 2000 as if the Trivergent merger and the STS acquisition had been consummated as of January 1, 2000. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had those transactions occurred at the beginning of the period presented or the results which may occur in the future.

Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
(dollars in thousands, except per share data)

Revenues	$ 8,851	$ 24,096
Net loss	(36,837)	(84,459)
Net loss per share, basic and diluted	(1.86)	(4.26)

(7)        Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following:

September 30, 2001	December 31, 2000
(dollars in thousands)

Acquisition liabilities	$ 3,607	$ 19,724
Accrued employee expenses	4,853	3,464
Accrued costs of communications services	4,280	3,212
Accrued taxes	5,167	3,655
Accrued capital expenditures	283	22,392
Other	5,214	7,262
Total	$ 23,404	$ 59,709

(8)        Long-Term Debt

        Effective September 21, 2001, Gabriel Communications Finance Company ("Borrower"), a wholly-owned subsidiary of the Company, entered into an amendment agreement (the "Amendment") to the Company's existing $225 million senior secured credit facility (the "Credit Facility"). Among other things, the Amendment accelerates the maturity date of borrowings under the term loan and revolving credit facilities from September 30, 2008 to September 30, 2006, requires mandatory prepayments and commitment reductions with the proceeds of certain asset sales and/or future Company borrowings, limits borrowings to no more than $175 million prior to April 1, 2002, $200 million prior to June 30, 2002 and $225 million thereafter, and requires the maintenance of minimum levels of available cash (which, for purposes of the covenants, means the sum of the unused commitments under the Credit Facility plus cash and cash equivalents). Also under the Amendment, interest on outstanding borrowings continues to vary based on the Borrower's leverage ratio, but has increased initially from London Interbank Offer Rate (LIBOR) plus 4.25% to LIBOR plus 4.5%.

        As amended, the Credit Facility contains additional restrictive covenants that, among other things, require the Borrower and the Company to maintain certain operating and financial performance measures, and place limitations on expenditures for acquisitions and capital expenditures. The Company was in compliance with all covenants at September 30, 2001.

        On September 14, 2001, GCI Transportation Company, L.L.C. ("GCI"), an affiliate which is 70% owned by the Company, obtained a $2.76 million secured credit facility primarily to finance working capital of GCI. The aggregate $2.76 million was drawn at that date and is outstanding at September 30, 2001. Monthly repayments of the outstanding borrowings will commence on November 1, 2001 and continue through October 1, 2019. Interest on the outstanding borrowings is variable at LIBOR plus 2.95%.

(9)        Derivative Instruments and Hedging Activities

        The Company utilizes derivative instruments to assist in the management of interest rate sensitivity and to reduce its interest rate exposure. The following is a summary of the Company's derivative instruments under SFAS 133, as amended:

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

        At September 30, 2001, the Company had a notional amount of $100 million related to these agreements.

(10)         Stockholders’ Equity

        NuVox's authorized common stock consists of 900,000,000 shares of which 19,778,401 shares were issued as of September 30, 2001 and 137,106 shares were held in treasury. The Company's authorized preferred stock consists of 800,000,000 shares, of which 26,850,000 shares are designated Series A Convertible Preferred Stock, 3,125,000 shares are designated as Series A-1 Convertible Preferred Stock, 30,430,612 shares are designated as Series B Convertible Preferred Stock, 5,374,481 shares are designated as Series C-1 Convertible Preferred Stock, 15,786,710 shares are designated as Series C-2 Convertible Preferred Stock, 17,735,703 shares are designated as Series C-3 Convertible Preferred Stock, 155,000,000 shares are designated as Series D Convertible Preferred Stock, 80,550,000 shares are designated as Series E-1 Convertible Preferred Stock, 12,500,000 shares are designated as Series E-2 Convertible Preferred Stock, 133,284,618 shares are designated as Series E-3 Convertible Preferred Stock, 16,486,756 shares are designated as Series E-4 Convertible Preferred Stock, 281,415 shares are designated as Series E-5 Convertible Preferred Stock, 681,793 shares are designated as Series E-6 Convertible Preferred Stock, 5,180,000 shares are designated as Series E-7 Convertible Preferred Stock, 663,599 shares are designated as Series E-8 Convertible Preferred Stock, 1,388,154 shares are designated as Series E-9 Convertible Preferred Stock, 5,202,623 shares are designated as Series E-10 Convertible Preferred Stock, 221,200 shares are designated as Series E-11 Convertible Preferred Stock, 213,014,284 shares are designated as Series E-12 Convertible Preferred Stock, 24,000,000 shares are designated as Series F-1 Convertible Preferred Stock, and the remaining 52,242,962 shares are undesignated. As of September 30, 2001, 26,850,000 shares of Series A Convertible Preferred Stock, 3,125,000 shares of Series A-1 Convertible Preferred Stock, 30,430,612 shares of Series B Convertible Preferred Stock, 5,374,481 shares of C-1 Convertible Preferred Stock, 15,786,710 shares of Series C-2 Convertible Preferred Stock, 17,735,703 shares of Series C-3 Convertible Preferred Stock and 59,903,994 shares of Series D Convertible Preferred Stock were issued and outstanding. On September 21, 2001 NuVox closed a private placement of shares of Series D Convertible Preferred Stock, pursuant to which proceeds from the sale of 59,903,994 shares of Series D Convertible Preferred Stock at $1.50 per share, or $89.8 million, had been received of which $87.1 million was paid in cash and $2.7 million was paid in five year notes. The various series of Series E Preferred Stock are issuable pursuant to Series E warrants which were issued together with the Series D Convertible Preferred Stock.

        Set forth below are the liquidation preferences and conversion prices for each series of NuVox preferred stock:

Series of Preferred Stock	Initial Liquidation Preference	Conversion Price
Series A Preferred Stock
Series A-1 Preferred Stock
Series B Preferred Stock
Series C-1 Preferred Stock
Series C-2 Preferred Stock
Series C-3 Preferred Stock
Series D Preferred Stock (1)
Series E-1 Preferred Stock (2)
Series E-2 Preferred Stock (2)
Series E-3 Preferred Stock (2)
Series E-4 Preferred Stock (2)
Series E-5 Preferred Stock (2)
Series E-6 Preferred Stock (2)
Series E-7 Preferred Stock (2)
Series E-8 Preferred Stock (2)
Series E-9 Preferred Stock (2)
Series E-10 Preferred Stock (2)
Series E-11 Preferred Stock (2)
Series E-12 Preferred Stock (2)
Series F-1 Preferred Stock (3)	$3.00 $4.00 $7.00 $2.17 $3.39 $3.84 $3.00 $1.18 $1.14 $1.08 $1.00 $0.92 $0.90 $0.50 $0.30 $0.13 $0.11 $0.0045 $1.08 $0.59	$1.04 $1.29 $2.05 $0.84 $1.14 $1.25 $1.50 $1.00 $1.00 $1.00 $1.00 $0.92 $0.90 $0.50 $0.30 $0.13 $0.11 $0.0045 $1.00 $0.59

(1)	Ranks prior to common stock and all other series of preferred stock as to liquidation preference and preferred return.

(2)

Ranks prior to common stock and Series A, A-1, B, C-1, C-2 and C-3 preferred stock, junior to Series D preferred stock and pari passu with any series of the Series F preferred stock and all other series of Series E preferred stock as to liquidation preference and preferred return.

(3)

Series F-1 preferred stock has been authorized for issuance under NuVox’s 2001 Stock Option Program. Under this program, stock options to purchase up to 32,681,552 shares of Series F preferred stock (including 24,000,000 shares of Series F-1 preferred stock) may be issued to employees of NuVox.

        These liquidation preference amounts will be adjusted for any stock dividends, combinations or splits with respect to NuVox's capital stock. In the event of any liquidation dissolution or winding up of the Company (which includes an acquisition of the Company or any sale or other disposition of all or substantially all of its assets or stock), the holders of these series of preferred stock will be entitled to the greater of an amount equal to the sum of the applicable liquidation preference amount plus a preferred return on the respective initial liquidation preference amount of 8% per annum, with such return to begin accruing as of the original issue dates of the Series A, Series A-1, Series B, Series D and Series F-1 preferred stock, as of September 1, 2000 for the Series C-1, Series C-2 and Series C-3 preferred stock, and as of September 1, 2001 for the various series of Series E preferred stock, or the amount such holders would have received if they had converted their preferred stock into common stock immediately prior to the liquidation event;

thereafter, the holders of the preferred stock would have no right or claim to the remaining assets and funds of NuVox, if any.

        Holders of shares of the preferred stock are not entitled to receive cash dividends. No cash dividends may be declared and paid to holders of shares of the common stock so long as any shares of the preferred stock are outstanding.

        Holders of shares of the preferred stock are entitled to cast one vote per share of common into which their shares of preferred stock are then convertible, except that until March 31, 2002 (or such earlier date as is determined by the Board of Directors), each share of each series of Series E preferred stock shall only be entitled to the number of votes for each such share held that would equal (a) in the case of any such share of Series E preferred stock that was issued pursuant to the exercise of a Series E warrant and the consideration used in such exercise was a share or a fraction of a share of preferred stock, the number of shares of common stock that would have resulted (on the record date for the meeting) from conversion of such shares of preferred stock (or fraction thereof) that were used as such consideration for such share of Series E preferred stock, (b) in the case of any such share of Series E preferred stock that was issued pursuant to the exercise of a Series E warrant and the consideration used in such exercise was a share or a fraction of a share of common stock, the number of shares of common stock (or fraction thereof) that were used as such consideration for such share of Series E preferred stock and (c) in the case of any other share of Series E preferred stock, the number of shares of common stock resulting from conversion of such shares on the record date for the meeting. The holders of the Series A, Series A-1, Series B, Series C-1, Series C-2, Series C-3, Series D, each of the series of Series E and Series F-1 preferred stock and common stock will vote together as a single class on all matters as to which such holders are entitled to vote, except when voting separately by class is required by Delaware law. Each holder of shares of any series of Series E preferred stock has agreed, when and as requested by NuVox in connection with any proposed amendment to its charter, to vote, or cause to be voted, all shares of any series of Series E preferred stock which such stockholder owns from time to time in favor of any amendment to the charter provided that (i) at least a majority of the shares of all of the series of Series E preferred stock, voting as a single class, have agreed to vote in favor of such amendment, and (ii) to the extent that such amendment would affect the powers, preferences or special rights of the holders of the various series of Series E preferred stock, it would affect the holders of all of the series of Series E preferred stock in an equivalent or proportionate manner.

        At September 30, 2001, the following stock purchase warrants were issued and outstanding:

Description	Exercise Price	Expiration Date
Common Stock:
750,000	$1.04	10/31/08
978,421	$1.81	3/16/02 - 5/27/06
221,200	$2.03	5/27/06
7,999,931	$6.00 (1)	10/31/02
4,949,942	$10.25 (1)	10/31/03
14,899,494
Series D Preferred Stock (2):
59,903,994	$1.50	9/30/06
10,474,659	$0.01	9/30/06
70,378,653
Series E Preferred Stock (3):
446,401,965	$1.00	3/31/02

(1)	These warrants were issued pursuant to the TriVergent merger agreement. The exercise of the $6.00 warrants by any holder would be deemed also to be an exercise of the $10.25 warrants.
(2)

In order to exercise the $0.01 Series D warrants, a holder must also exercise an equal number of $1.50 Series D warrants. The Series D warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock having a fair market value equal to the exercise price and/or by net cashless exercise.

(3)

The Series E warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock valued at the original purchase price paid for such shares (or at $1.00 per share for shares of common stock purchased for less than $1.00 per share and at the initial liquidation preference for shares of Series C-1, C-2 and C-3 preferred stock).

(11)        Loss Per Share

        A reconciliation of the number of shares used in the calculation of basic and diluted loss per share and the calculated amounts of loss per share follows:

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
	(Dollars in thousands, except share and per share data)
Common shares outstanding - beginning of period	19,778,401	6,008,200	19,394,405	5,469,200
Weighted average number of common shares issued	--	40,000	305,023	418,439
Weighted average number of common shares outstanding - end of period	19,778,401	6,048,200	19,699,428	5,887,639
Dilutive effect of preferred stock conversion and employee stock options and warrants	--	--	--	--
Diluted shares outstanding	19,778,401	6,048,200	19,699,428	5,887,639
Net loss before cumulative effect of change in accounting principle (in thousands)	$(47,487)	$(15,510)	$(134,879)	$(36,019)
Cumulative effect of change in accounting principle (in thousands)	--	--	(2,470)	--
Net loss (in thousands)	$(47,487)	$(15,510)	$(137,349)	$(36,019)
Basic and diluted loss per share before cumulative effect	$(2.40)	$(2.56)	$(6.85)	$(6.12)
Basic and diluted loss per share for cumulative effect	--	--	(0.12)	--
Basic and diluted loss per share	$(2.40)	$(2.56)	$(6.97)	$(6.12)

        In calculating diluted loss per share for the periods ended September 30, 2001 and September 30, 2000, employee and investor stock options and warrants to purchase 548,744,860 and 4,113,745 shares of common stock, respectively, and preferred stock convertible into common shares of 366,268,089 and 59,194,454, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(12)         Stock Based Compensation

        The following is a summary of activity with respect to stock options and warrants under NuVox's 1998 Stock Incentive Plan:

	Shares Subject to Options & Warrants	Price	Weighted Average Exercise Price
Options and warrants outstanding at December 31, 1999	2,765,500	$2.40	$2.40
Granted	3,658,800	$2.40 - $5.60	$4.06
Canceled	(474,683)	$2.40 - $5.60	$3.66
Exercised	(6,040)	$2.40	$2.40
Options and warrants outstanding at December 31, 2000	5,943,577
Granted	1,090,263	$4.00 - $8.00	$4.12
Anti-dilution adjustment	1,262,692	$1.04	$1.04
Canceled	(677,973)	$2.40 - $5.60	$4.05
Exercised	(2,600)	$2.40	$2.40
Options and warrants outstanding at September 30, 2001	7,615,959

Exercisable options and warrants totaled 2,899,473 and 1,355,092 at September 30, 2001 and December 31, 2000, respectively.

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

	Shares Subject to Options	Price	Weighted Average Exercise Price
Options outstanding at November 1, 2000	10,946,207	$1.36 - $13.56	$4.09
Granted	--	--	--
Canceled	(55,408)	$5.56	$5.56
Exercised	--	--	--
Options outstanding at December 31, 2000	10,890,799
Granted	--	--	--
Canceled	(1,235,447)	$2.03 - $5.56	$3.76
Exercised	(206,563)	$1.36 - $3.84	$2.23
Options outstanding at September 30, 2001	9,448,789

Exercisable options totaled 5,672,265 at September 30, 2001 and 4,007,438 at December 31, 2000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

        References in this Form 10-Q to "we," "us," "our" and "NuVox" mean NuVox, Inc. (formerly known as Gabriel Communications, Inc.), a Delaware corporation, and its subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us. Important factors that could cause our actual results to be materially different from these forward-looking statements are disclosed in Item 1 of our Form 10-K Report for the year ended December 31, 2000 under the heading "Business-Risk Factors Relating to Our Business and Operations" and elsewhere in this Report.

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

        The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses; providing superior customer service through our local sales and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions and strategic alliances to expand and complement our business. We have been providing these products and services in an expanding number of U.S. markets since we commenced commercial operations in June 1999. As of September 30, 2001, NuVox was providing services in 30 markets in seven midwestern states and six southeastern states to approximately 32,000 customers with approximately 129,000 total access lines in service (including approximately 8,300 on-net customers with approximately 109,000 total access lines in service).

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

        The development of our business and the deployment and expansion of our networks require significant expenditures, a portion of which is incurred before the realization of revenue. We have experienced negative operating cash flow from our inception through September 30, 2001 totaling approximately $170.5 million. Our negative cash flow from operations increased to $96.7 million for the nine months ended September 30, 2001 from $25.7 million in the same period in 2000. We expect to continue to incur negative operating cash flow for a period of time as we expand our operations and grow our customer base. Expenses are expected to exceed revenue in each location in which we offer service until a sufficient customer base is established.

TriVergent Merger

        On November 1, 2000, NuVox completed its merger with State Communications, Inc., d/b/a TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina, which merged with and into a wholly-owned subsidiary of NuVox. The combined company now has networks in the Midwest located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana and Ohio and networks in the Southeast located in South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee. We have made substantial progress in integrating the two companies by restructuring into a unified organization with common salary structures, commission plans, benefit programs and payroll and e-mail systems, developing a common product portfolio throughout our entire 30-market service area, adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and aggressively pursuing cost containment measures, including reductions in network costs through use of less costly network elements and more efficient network utilization, as well as measures to contain increases in selling, general and administrative expenses.

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

American Telecommunications of Charleston Acquisition

        On February 1, 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company. NuVox paid $1.8 million in cash, issued common stock and assumed certain liabilities of American Telecommunications. The acquisition has been accounted for using the purchase method of accounting.

Operating Statistics

        The following table provides selected operational data:

	As of September 30,
	2001	2000
Markets in operation	30	12
Markets under development	--	3
Total markets	30	15
Addressable market - business lines (in millions)	6.1	3.1
Addressable market - total lines (in millions)	19.8	10.0
Lines in service	128,855(a)	16,126
Customers served, on-net(b)	8,295	1,266
Total customers served	31,792	1,266
Annualized September revenues	$95,232,000	$14,147,000
On-net September revenues per customer	$775	$850
Third quarter gross margin (%)	25.66%	20.59%
Voice switches installed	14	9
ATM switches installed	30	12
Central office collocations in service	213	56
Sales employees	203	103
Total employees	1,047	449

(a)

Includes 20,271 lines in service through which we provide resale services to 15,122 customers, which is expected to decrease as a percentage of the total lines in service as we pursue our business strategy of providing services primarily over our own network platforms. During the three months ended September 30, 2001, on-net lines installed totaled 28,978 lines and median provisioning intervals decreased from 37 days in June to 34 days in September.

(b)	“On-net” customers are those to which we provide our services over our own network platforms. All customers have signed either one, two or three year contracts.

Results of Operations

        Inasmuch as we have significantly increased the scope and size of our operations, our revenues and expenses for the three and nine months ended September 30, 2001 were significantly greater than the revenues and expenses for the three and nine months ended September 30, 2000. Also, since we are using the purchase method of accounting for acquisitions, we have only recognized revenues related to these transactions since the respective acquisition dates.

        Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

REVENUE

        Our revenues increased to $23.3 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. The substantial increase in revenue reflects the increase from nine operational markets in service on July 1, 2000 to 30 in service on July 1, 2001, improvements in sales and provisioning productivity, and the impact of our development activities and acquisitions during 2000 and 2001. Revenues for the three months ended September 30, 2001 attributable to the nine markets in service on July 1, 2000 totaled $8.3 million. The revenues of $23.3 million for the three months ended September 30, 2001 was also an increase from $19.1 million for the three months ended June 30, 2001 (a 21.8% quarter-to-quarter sequential increase). Revenues attributable to core broadband products increased from $13.8 million in the second quarter of 2001 to $17.7 million in the third quarter, a 33.3% sequential increase.

        We generate revenues from:

  local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding, long distance services, which include a full range of domestic, international and toll-free long distance services, o dedicated, high speed Internet access services, including DSL Internet access, o website design and development, web page hosting and domain name services, audio conferencing, and remote access service, o advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks, access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to the local service customers of long distance carriers, reciprocal compensation, which entitles us to compensation for terminating local calls made by customers of other carriers to our customers, and network design and installation services and telecommunications equipment sales.

        We price our local calling services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled local, long distance and data services under one, two and three year commitments.

        Local voice service revenues for the three months ended September 30, 2001 and 2000 were $12.6 million and $1.4 million, respectively (of which $11.0 million and $1.4 million respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended September 30, 2001 and 2000 were $3.4 million and $662,000, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended September 30, 2001 and 2000 were $7.2 million and $634,000 respectively.

        As a result of the TriVergent and Shared Telecom acquisitions, our revenues include revenues from resale services to 15,122 customers. Resale revenues for the three months ended September 30, 2001 totaled $4.0 million. Resale revenues are expected to decrease as a percentage of total revenues as we pursue our business strategy of providing services primarily over our own networks and transition business resale customers to such networks.

        A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $95.2 million based on September 2001 revenues from $14.1 million based on September 2000 revenues. Annualized revenues for the twelve markets in service as of September 30, 2000 increased to $39.1 million, based on September 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 128,855 at September 30, 2001, of which 108,584 were on-net, as compared to 16,126 on-net access lines in service at September 30, 2000. Total customers have grown to 31,792 as of September 30, 2001, of which 8,295 were served on-net, as compared with 1,266 on-net customers at September 30, 2000.

COST AND EXPENSES

        Our cost of communication services amounted to $17.3 million for the three months ended September 30, 2001 compared to $2.3 million for the same period in 2000 and compared to $15.6 million for the three months ended June 30, 2001. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the three month period ended September 30, 2001 and the above prior periods. Gross margin increased to 25.66% of revenue for the three month period ended September 30, 2001 as compared with a gross margin of 20.59% in the three month period ended September 30, 2000 and 18.41% for the three months ended June 30, 2001, as a result of the revenue and access line growth, and the continued improvement in the utilization of our network facilities. Our cost of communication services includes recurring costs associated with leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies' central offices, leasing and obtaining electrical power for our collocation facilities, leasing space used to collocate our customer access equipment in incumbent telephone companies' central offices, purchasing long distance services for resale to our customers, and providing Internet access to our customers.

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

        Our selling, general and administrative expenses increased to $26.5 million for the three months ended September 30, 2001 compared to $12.8 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. We added 598 employees, including an additional 100 account executives, between September 30, 2000 and September 30, 2001 as 18 additional markets became operational, including 16 former TriVergent markets. However, selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2001 declined to 114% of revenues from 135% of revenues for the three months ended June 30, 2001 and 450% of revenues for the three months ended September 30, 2000.

        Our selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing expenses, information systems costs, education and training costs, and professional services and consulting fees. As a result of cost containment measures being taken, we do not expect significant increases in selling, general and administrative expenses other than expenses directly related to the growth in our customer base. We employ a direct local sales force in each of our markets. We use quota-based commission plans and incentive programs to compensate our sales personnel. We supplement our direct sales force through the use of agents such as value-added resellers and system integrators, who are compensated on a commission basis. We also use print and other media advertising campaigns to a limited extent to create product and brand awareness.

        In connection with the TriVergent merger, a portion of the purchase price was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6.0 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $645,000 was recorded as amortization of stock-based compensation in the three months ended September 30, 2001.

        Depreciation and amortization expense increased to $16.9 million for the three months ended September 30, 2001 from $3.4 million for the same period in 2000. This reflects the completion of networks and initiation of services in 18 additional markets, including 16 former TriVergent markets, as well as the recording of amortization of intangible assets related to acquisitions.

        Interest expense for the three months ended September 30, 2001 was $3.7 million as compared to interest expense of $765,000 in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

        Interest income is earned on the short-term investment of available cash. Interest income decreased from $1.0 million in the three months ended September 30, 2000 to $178,000 in the same period in 2001, due to decreases in our average cash balances.

        The $5.9 million unrealized loss on derivative instrument during the three months ended September 30, 2001 is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement since June 30, 2001.

        We had an operating loss of $38.1 million and negative adjusted EBITDA of $20.5 million for the three months ended September 30, 2001, compared to an operating loss of $15.6 million and negative adjusted EBITDA of $12.2 million for the three months ended September 30, 2000. In addition, the operating loss and negative adjusted EBITDA for the three months ended September 30, 2001 was a reduction from the $38.7 million operating loss and $22.2 million negative adjusted EBITDA for the three months ended June 30, 2001 (an 8% quarter-to-quarter sequential reduction in negative adjusted EBITDA). We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and grow our customer base, although the amounts have declined from a peak negative adjusted EBITDA loss of $23.0 million for the three months ended March 31, 2001. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate, loss on write-off of investments and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operation in accordance with accounting principles generally accepted in the United States of America. NuVox's senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

        Our net loss for the three months ended September 30, 2001 was $47.5 million compared to $15.5 million for the three months ended September 30, 2000.

        Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

        Our operations for the nine months ended September 30, 2001 have generated $56.9 million of revenue compared to $6.1 million for the same period in 2000. The substantial increase in revenue reflects the impact of our continued development activities, the increase from five operational markets in service on January 1, 2000 to 30 in service on January 1, 2001 and improvements in sales and provisioning productivity.

        Our cost of communication services amounted to $46.3 million for the nine months ended September 30, 2001 compared to $4.9 million for the same period in 2000. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the nine month period ended September 30, 2001 and the same period from the prior year.

        Our selling, general and administrative expenses increased to $76.3 million for the nine months ended September 30, 2001 compared to $29.9 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees and other costs associated with the expansion of our networks and services. The amortization of unearned stock-based compensation expense attributable to the TriVergent merger totaled $1.9 million during the nine months ended September 30, 2001.

        Depreciation and amortization expense increased to $47.2 million for the nine months ended September 30, 2001 from $7.7 million for the same period in 2000. This reflects the completion of networks and initiation of services in 25 additional markets, including 16 former TriVergent markets, as well as the recording of amortization of intangible assets related to acquisitions.

        Interest expense for the nine months ended September 30, 2001 was $9.3 million as compared to interest expense of $2.2 million in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See "Liquidity and Capital Resources" below.

        Interest income decreased to $1.6 million in the nine months ended September 30, 2001 from $2.9 million in the same period in 2000, due to decreases in our average cash balances.

        The $7.2 million unrealized loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement. The $2.5 million cumulative loss due to the change in accounting principle results from the implementation of SFAS 133, as adopted on January 1, 2001. Other expenses during the nine months ended September 30, 2001 included a $5.0 million loss on write-off of investments recorded in the second quarter.

        We had an operating loss of $114.9 million and negative adjusted EBITDA of $65.8 million for the nine months ended September 30, 2001, compared to an operating loss of $36.4 million and negative adjusted EBITDA of $28.6 million for the nine months ended September 30, 2000. We expect to continue to experience operating losses and negative adjusted EBITDA for a period of time as we expand our operations and grow our customer base.

        Our net loss for the nine months ended September 30, 2001 was $137.3 million compared to $36.0 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

        As of September 30, 2001, we had $67.8 million of cash and short-term investments, and $78.8 million of undrawn financing available under our senior secured credit facility, providing total available capital of $146.6 million, and our net debt-to-equity ratio was 20.65%.

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

        As a result of our review during the second quarter of 2001 of our current and future business plans, financial position, market position, growth opportunities, operational and regulatory challenges, and other factors affecting our business, we determined that it was prudent and in the best interests of our investors to raise additional equity capital to fund the ongoing operations of our business. Pursuant to a rights offering during the third quarter of 2001, we raised an additional $87 million of equity from our existing investors. We had originally targeted raising $75 million but increased the size of the offering due to over-subscriptions. Based upon our expected performance, we believe that our total available capital at September 30, 2001 of $146.6 million will be sufficient to fully fund all of the necessary capital for our initial 30 markets currently in operation, including capital to fund the initial operating losses of those markets. However, risks we face that could cause us not to remain fully funded include, but are not limited to, our ability to successfully market our services to current and new customers, interconnect with and develop cooperative working relationships with the incumbent local carriers, successfully transfer new customers to our networks, and borrow under our credit facility or access alternative financing sources.

        As of September 30, 2001, we have raised total equity and debt capital of $775.0 million, consisting of:

  equity capital of $400.0 million invested by NuVox stockholders, equity capital of $150.0 million invested by TriVergent stockholders, and debt capital of up to $225.0 million under our senior secured credit facility.

        Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox, secured an expanded $225 million senior secured credit facility on November 1, 2000, which replaced its then existing $90 million senior credit facility. Approximately $98.2 million was drawn at that date to repay the previous secured credit facilities of Gabriel Communications Finance and TriVergent and to pay other expenses relating to the TriVergent merger. This credit facility consists of a $40 million term loan facility, a $60 million revolving credit facility, and $125 million in two-year delayed draw term loan facilities. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and the credit facility is predicated on our 30-market business plan. Pursuant to an amendment to the terms of the facility effective September 21, 2001, borrowings are limited to no more than $175 million prior to April 1, 2002, $200 million prior to June 30, 2002 and $225 million thereafter. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2006. Interest on outstanding borrowings varies based on the borrower's leverage ratio (the weighted average interest rate at September 30, 2001 was 7.91%). The initial commitment fee on the unused portion of the credit facility was 1.50% per annum, payable quarterly, and the rate is reduced based upon usage (the applicable commitment fee percentage at September 30, 2001 was 1.00%).

        Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than its unrestricted subsidiaries, and of the borrower and each of the borrower's subsidiaries. The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, acquisitions, capital expenditures, dividends and other specified transactions and payments, and require the borrower and NuVox to maintain operating and financial performance measures and to maintain minimum levels of available cash. These covenants effectively prohibit us from paying any cash dividends on the common stock and preferred stock for the foreseeable future. Borrowings under the credit facility during the three months ended September 30, 2001 totaled $15.0 million and outstanding borrowings totaled $146.2 million at September 30, 2001.

        For the nine months ended September 30, 2001 and 2000, capital expenditures totaled $75.5 million and $60.1 million, respectively. Such capital expenditures have included assets necessary for deploying the networks in our initial 30 markets, establishing our network operations control centers and providing the operations and other support systems necessary for our business. We estimate that our capital expenditures for the balance of 2001 will total approximately $13.8 million.

        We will continue to deploy capital for the development of our existing markets and to allow for demand-driven capital spending. In response to demand initially encountered for our services, we may consider the development of additional markets beyond our initial 30 markets. However, we intend to continue our financing plan of obtaining the funding necessary to support additional markets, prior to committing to the development of any additional markets. In addition, we may require additional funding to take advantage of additional opportunities, effect acquisitions, develop new services or otherwise respond to changing business conditions or developments in the telecommunications industry.

        The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things a change in or inaccuracy of our development plans or projections, changes in our working capital requirements,
  the demand for our services,
  regulatory and technological developments, including new opportunities in the telecommunications industry, and the consummation of acquisitions.

Our revenues and our costs of deploying our networks and operating our business will depend on a variety of factors, including the extent of price and service competition for telecommunications services in our markets, our ability to develop, acquire and integrate the necessary operations support systems, the number of customers and the services for which they subscribe and the time required to provision those customers, our ability to implement on-going cost containment measures and to avoid significant increases in selling, general and administrative expenses, and the impact of changes in technology and telecommunication regulations.

Actual costs and revenues may vary from expected amounts, possibly to a material degree, and these variations may affect our future capital requirements.

Impact of Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of SFAS No. 142.

        SFAS No. 141 requires that, upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 30, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by June 30, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

        As of January 1, 2002, the Company expects to have unamortized goodwill of $209.4 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $4.0 million and $11.8 million for the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Company will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, or development or the normal operation of long-lived assets. The Company's management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will adopt this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company's management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        At September 30, 2001 and December 31, 2000, the carrying value of our debt obligations was $148.9 and $98.2 million respectively and the weighted average interest rate on our debt obligations was 7.91% and 11.02% respectively. Because the interest rates on our debt obligations are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the three months ended September 30, 2001 and 2000 would have been increased by $372,778 and $50,000 respectively and our interest expense for the nine months ended September 30, 2001 and 2000 would have been increased by $877,294 and $152,000, respectively.

        Effective March 30, 2001, we have in place a derivative financial agreement which includes an interest rate swaption agreement and interest rate cap and floor agreements. As we expand our operations, we may begin to use various other financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. We do not intend to use derivative financial instruments for speculative purposes. Similar to the existing derivative financial agreement utilized by the Company, interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We will attempt to control our exposure to counterparty credit risk through monitoring procedures.

PART II

OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

        (c)        During the three months ended September 30, 2001, NuVox offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

        Series D Preferred Stock and Warrants

        Pursuant to a Securities Purchase Agreement among NuVox and the Purchasers named therein dated as of September 20, 2001, NuVox issued and sold an aggregate of 58,014,224 Units, with each Unit consisting of one share of Series D Convertible Preferred Stock, par value $.01 per share, a warrant expiring September 30, 2006 to purchase one share of Series D Convertible Preferred Stock at an exercise price of $1.50 per share and additional warrants expiring March 31, 2002 to acquire shares of various series of Series E Convertible Preferred Stock, par value $.01 per share. The Units were issued and sold at a price of $1.50 per Unit or $87,021,336 in the aggregate. The Series D warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock having a fair market value equal to the exercise price and/or by net cashless exercise. The Series E warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock valued at the original purchase price paid for such shares (or at $1.00 per share for shares of NuVox common stock purchased for less than $1.00 per share and at the initial liquidation preference for shares of Series C-1, C-2 and C-3 Preferred Stock). The Units were issued and sold to existing holders of NuVox's common and preferred stock. Holders who purchased more than their pro rata share of the offering were issued one additional warrant expiring September 30, 2006 to purchase one share of Series D Convertible Preferred Stock at an exercise price of $0.01 per share for each Unit purchased in excess of such holder's pro rata share (in order to exercise these additional $0.01 warrants, a holder must also exercise an equal number of the $1.50 Series D warrants). Each share of NuVox's Series D Convertible Preferred Stock is convertible at any time at the option of the holder into one share of NuVox common stock, subject to customary anti-dilution adjustments. We plan to use the proceeds of the issuance and sale of such Units for general corporate purposes, including capital expenditures, operating expenses, acquisitions and working capital.

        The issuance of the Units described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The purchasers of such Units represented their intention to acquire the securities included therein for investment purposes only and not with a view to or for distribution in connection with these transactions. All investors had adequate access to information about NuVox through their relationship with NuVox and through information that NuVox made available to them. Each purchaser of such Units is a party to a stockholders' agreement that restricts the purchaser's ability to transfer any of the securities included as part of the Units sold and such securities contain appropriate legends describing such transfer restrictions.

Item 4.     Submission of Matters to a Vote of Security Holders.

        By written consent in lieu of a special meeting of NuVox stockholders effective as of September 20, 2001, in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware, the holders of more than two-thirds of the outstanding shares of NuVox common and preferred stock, voting separately and together as a single class voted their shares to approve or consent to the following actions:

  an amendment of Article Fourth of NuVox's Amended and Restated Certificate of Incorporation,
  the adoption of the NuVox, Inc. 2001 Stock Incentive Plan, the adoption of the NuVox, Inc. 2001 Performance Plan, and the adoption of the NuVox, Inc. Series D Loan Program.

        A total of 113,781,818 votes were cast for approval of such actions as follows:

Common Stock	-	18,802,277 shares
Series A Preferred Stock	-	26,850,000 shares
Series A-1 Preferred Stock	-	3,125,000 shares
Series B Preferred Stock	-	29,208,535 shares
Series C-1 Preferred Stock	-	5,323,284 shares
Series C-2 Preferred Stock	-	15,452,727 shares
Series C-3 Preferred Stock	-	15,019,995 shares
	-	113,781,818

Item 6.     Exhibits and Reports on Form 8-K.

        (a)        Exhibits filed with (or incorporated by reference into) this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to NuVox's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

3.2	Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.
3.3	Certificate of Amendment to Article Fourth of the Amended and Restated Certificate of Incorporation effective September 20, 2001, filed herewith.
3.4	By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to NuVox's Registration Statement on Form S-4 (File No. 333-41040).
10.1	NuVox, Inc. 2001 Performance Plan, filed herewith. *
10.2	NuVox, Inc. Series D Loan Program, filed herewith. *
10.3	NuVox, Inc. 2001 Stock Incentive Plan, filed herewith. *
10.4	Amendment No. 1, effective as of September 21, 2001, to Credit and Guaranty Agreement dated as of October 31, 2000 (incorporated herein by reference to Exhibit 10.1 to NuVox's Report on Form 8-K dated (date of earliest event reported) September 21, 2001).

* Management contract or compensation plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).

        (b)         Reports on Form 8-K:

         During the quarter ended September 30, 2001, NuVox filed a report on Form 8-K dated (date of earliest event reported) September 21, 2001 disclosing pursuant to Item 5 - Other Events the receipt of $87 million of additional equity financing and the effectiveness of Amendment No. 1 to its Credit Facility.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVOX, INC.
November 14, 2001	By:	/s/ DAVID L. SOLOMON
David L. Solomon, Chairman and Chief Executive Officer
November 14, 2001	By:	/s/ MICHAEL E. GIBSON
Michael E. Gibson, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to NuVox's Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

3.2	Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.
3.3	Certificate of Amendment to Article Fourth of the Amended and Restated Certificate of Incorporation effective September 20, 2001, filed herewith.
3.4	By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to NuVox's Registration Statement on Form S-4 (File No. 333-41040).
10.1	NuVox, Inc. 2001 Performance Plan, filed herewith. *
10.2	NuVox, Inc. Series D Loan Program, filed herewith. *
10.3	NuVox, Inc. 2001 Stock Incentive Plan, filed herewith. *
10.4	Amendment No. 1, effective as of September 21, 2001, to Credit and Guaranty Agreement dated as of October 31, 2000 (incorporated herein by reference to Exhibit 10.1 to NuVox's Report on Form 8-K dated (date of earliest event reported) September 21, 2001).

* Management contract or compensation plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).