Form 10-K
period 2001-12-31
NUVOX INC /DE/
filed 2002-03-29
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 333-41040

NUVOX, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1820855 (I.R.S. Employer Identification No.)
16090 Swingley Ridge Road, Suite 500 Chesterfield, Missouri (Address of Principal Executive Offices)	63017 (Zip Code)

Registrant’s telephone number, including area code: (636) 537-5700

Securities registered pursuant to Section 12(b) of the Act:        None.

Securities registered pursuant to Section 12(g) of the Act:        None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes [X]    No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        The registrant is a privately held corporation and has no non-voting common equity. There is no trading in the registrant’s common equity. The aggregate market value of the voting stock held by non-affiliates of the registrant is therefore not determinable.

        At March 1, 2002, 9,839,895 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART III		52

Item 10.	Directors and Executive Officers of the Registrant	52
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management	60
Item 13.	Certain Relationships and Related Transactions	65

PART IV		66

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	66

SIGNATURES		67
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		68
INDEX TO EXHIBITS		E-1

ii

        References in this Form 10-K to “we,” “us,” “our” and “NuVox” mean NuVox, Inc., a Delaware corporation, and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-K discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us, including risks and uncertainties regarding the continued development of our business and the markets for our services and products and the continued availability and sufficiency of our capital. Important factors that could cause our actual results to be materially different from these forward-looking statements are disclosed in Item 1 under the heading “Business - Risk Factors Relating to Our Business and Operations” and elsewhere in this Report on Form 10-K.

PART I

Item 1. Business.

        NuVox is a rapidly growing, facilities-based integrated communications provider. We position ourselves as the integrated communications provider of choice, delivering superior broadband services and customer care in 30 markets in 13 contiguous midwestern and southeastern states. We adopted NuVox Communications as our new operating name in February 2001. Vox means “voice” in Latin. NuVox expresses our intent to be a “new voice” in the telecommunications and Internet industry by offering our customers alternatives for all of their business communications needs.

        At December 31, 2001 we were providing services to approximately 36,000 customers with approximately 153,000 total access lines in service (including approximately 11,000 on-net customers with approximately 136,000 total access lines in service) and 29 of our 30 markets were reporting positive gross margins. On-net lines refers to services provided to customers over our own network platforms.

        Annualized total revenues increased 130% during 2001 from $46.8 million in December 2000 to $107.6 million in December 2001. Annualized broadband revenues increased 249% during 2001 from $25.7 million and 55% of total revenues in December 2000 to $89.8 million and 84% of total revenues in December 2001. Broadband revenues include revenues from our bundled local, long distance, Internet and broadband data communications services.

        We offer small to mid-sized businesses and other end users a wide array of reliable broadband products and services, including local voice and data services,
  domestic and international long distance services,
  dedicated and dial-up high-speed Internet access, web page design, development and hosting and domain name services, and unified voice, e-mail and fax messaging and other advanced data services, including local area and wide area network management, virtual private networks, audio conferencing and remote access.

        We offer our customers the convenience of meeting all of their communications needs through one provider, with a single consolidated monthly bill. We become the integrated communications provider of choice in our markets by providing a comprehensive suite of integrated voice, data and Internet products and services, timely customer service initiation and changes, accurate billing and 24/7 network surveillance through our advanced operations support systems, and personalized, responsive customer service through our locally based sales forces and customer support personnel.

        On November 1, 2000, we completed our merger with TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina. We now have networks located in Missouri, Kansas, Oklahoma, Arkansas, Illinois, Indiana, Ohio, South Carolina, North Carolina, Georgia, Florida, Kentucky and Tennessee.

        NuVox was founded in June 1998 by a management team led by Robert A. Brooks, a founder of several successful high growth telecommunications companies, including, most recently, CenCom Cable and Brooks Fiber Properties. Our chairman and chief executive officer, David L. Solomon, is an experienced telecommunications entrepreneur who most recently has served as a board member and advisor to Diveo Broadband Networks, Inc. and executive vice president and chief financial officer of Brooks Fiber. TriVergent adopted a smart-build broadband strategy during 1999 that was similar to NuVox’s strategy. TriVergent was founded in 1997 by a management team led by Charles S. Houser, our vice chairman. Our president and chief operating officer, G. Michael Cassity, became TriVergent’s president and chief operating officer in March 2000. Prior to joining TriVergent he served in a variety of senior executive positions with BellSouth. Our management team has extensive experience in telecommunications network management, provisioning, billing, customer service, operations support system design and implementation, sales, marketing, finance, and legal and regulatory affairs, including significant entrepreneurial experience in emerging telecommunications companies.

        We have raised total equity and debt capital of $775 million, consisting of $550 million of equity and a $225 million senior secured credit facility. We ended 2001 with $47 million of cash and short-term investments, $163.8 million of senior debt (including $161.2 million under our senior secured credit facility) and $63.8 million of undrawn financing committed under our senior secured credit facility. At year-end, our total available capital was $110.8 million and our net debt-to-invested-equity ratio was 21.25%.

Our Business Strategy

        We want to be considered by our customers, employees and investors as the integrated communications provider of choice, delivering superior broadband services and customer care. Our efforts are driven by our core values of customer focus, integrity and respect with continual emphasis on sales and customer service activation and delivery, service and support.

        The principal elements of our business strategy are to:

        Offer a comprehensive, bundled suite of voice and data products and services. Our integrated network platforms allow for the delivery of a wide range of integrated telecommunications products and services. We currently provide a comprehensive bundled suite of local voice and data services, domestic and international long distance services, dedicated and dial-up high-speed Internet access, remote access, local and wide area network management, virtual private networks, web page design, development and hosting, domain name services, unified voice, e-mail and fax messaging, voice conferencing and other advanced data services. This enables our customers to satisfy all of their business communications needs through one provider, with a single, consolidated monthly bill.

        Primarily target small to medium-sized business customers in second and third tier markets. We are primarily targeting small to medium-sized business customers because we believe these customers are increasingly seeking integrated, cost-effective communications solutions delivered by a single service provider. We believe these businesses generally have been underserved by the incumbent telephone companies largely because the incumbent providers have devoted greater marketing focus and resources to more profitable, larger businesses. We are primarily in second and third tier markets, which we believe have also generally been underserved by the incumbent telephone companies because they have devoted greater marketing focus and resources to larger markets. We consider second tier markets as metropolitan areas with populations ranging from 950,000 to two million and third tier markets as metropolitan areas with populations ranging from 250,000 to 950,000. We believe that our ability to provide a comprehensive bundled suite of voice and broadband data services and superior customer care helps distinguish us from many of the other competitive local telephone companies in our markets.

        Provide superior customer service through local sales and customer support personnel. We have assembled an experienced direct sales force and customer support presence in each of our markets to market and service our targeted customer base through face-to-face, personal interaction. We also have established agency relationships with value added resellers and system integrators to augment our marketing efforts in each of our markets. We believe this approach gives us a competitive advantage over the incumbent telephone companies in smaller markets, where the incumbent telephone companies generally do not have a significant local presence. We believe that the personal, local interaction of our customer sales, service and support personnel with our customers helps us establish strong customer relationships, grow our customer base and reduce churn.

        Leverage advanced operations support systems. Our advanced, automated operations support systems and procedures are designed to rapidly transmit and process the data required to enter, schedule, provision and track our customer orders from the point of sale to the installation and testing of service and include trouble management, inventory, billing, collection and customer service systems. Our operations support systems have the scalability to permit us to leverage our investment as we grow our business. These critical information systems not only automate our customer care, provisioning and billing processes but also serve as critical operational and reporting tools designed to highlight the status of all of our network facilities, service orders and customer service and accounts. Our operations support systems permit us to reduce our sale-to-installation intervals and to provide our customers with superior customer service, accurate billing and real-time network monitoring and reporting.

        Establish electronic bonding with the incumbent telephone companies in each market. To improve the efficiency of our customer service initiation processes, we have aggressively pursued electronic bonding with incumbent telephone companies in each of our markets. Electronic bonding refers to the on-line and real-time connection of our operations support systems with those of another carrier. We believe electronic bonding allows us to reduce our costs, efficiently process customer orders and improve our customer care because we are able to more readily identify any problems with a customer’s service order. Without electronic bonding with incumbent telephone companies, our service initiation process would have to be accomplished via fax and e-mail to the incumbent telephone companies. This process creates numerous opportunities for errors and delays in provisioning. Electronic bonding reduces errors and decreases the time required to install and initiate customer service. We have established electronic bonding with Southwestern Bell, Ameritech, BellSouth and NeuStar’s local number portability database.

        Deploy networks in a capital efficient manner. The recent significant advancements in technology, coupled with changes in regulations, have permitted us to more efficiently deploy the strategic elements of our networks and lease those elements which are not essential or cost-effective for us to own or control. We have taken advantage of these opportunities in two ways:

Deploy networks that accommodate integrated high speed data and voice transmissions. Our networks currently utilize at their core both asynchronous transfer mode packet-switching for data transmissions and traditional Class 5 circuit-switching for voice transmissions. A switch is electronic equipment that interconnects transmission paths, or circuits, to allow telecommunications service providers to route voice and data transmissions to their destination. Circuit-based switches, which traditionally have been used in the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-based switches, on the other hand, format the information to be transmitted into a series of shorter digital messages called “packets,” consisting of a portion of the complete message plus the addressing information to identify the destination and return address. Packet switch-based networks can commingle packets from several communications sources together simultaneously onto a single channel, which allows for more efficient network utilization and the transmission of more information through a given communications channel. Asynchronous transfer mode, or “ATM,” is a packet-switching technology that was specifically developed to allow simultaneous switching and transmission of integrated voice and data traffic at varying rates of transmission. We integrate our customer’s voice and data transmissions over a single T-1 circuit or other access element through the use of integrated access devices which we install in our customers’ premises. We have deployed an inter-city ATM network interconnecting all of our 30 networks.

We have deployed Class 5 voice switches to support a complete range of voice services and the electronic interfaces to the public switched telephone network necessary for voice transmission. The public switched telephone network is the worldwide voice telephone network accessible to all persons with telephones and access privileges. Electronic interfaces are hardware and software links connecting different equipment and technologies that facilitate the transfer of voice or data transmissions to and from the public switched telephone network. Our network architecture, which is designed to accommodate the high-speed transmission of data with packet-switching technology at its core, allows us to efficiently accommodate the increasing demands placed on telecommunications networks by Internet and other data-focused applications without the congestion and bottlenecking that the incumbent telephone companies are experiencing on their circuit-switched networks. Our data-focused, packet-switched networks also allow us to use network capacity more efficiently by handling peak demand more effectively and avoiding network congestion, and provide us the flexibility to deliver new and advanced, integrated voice and data services that meet our customers’ changing communications needs.

Obtain access to all targeted business customers in each market. Initially, we have leased unbundled network and customer access elements and various dedicated circuits from the incumbent telephone company in each of our markets to provide access to our customers. This has allowed us to avoid the time-consuming and costly process of overbuilding the incumbent telephone company’s network, reduce time to market, and
  gain access to the total addressable targeted customer base in each market.

        Leverage the significant telecommunications industry experience of our management team. Our management team has significant telecommunications industry and entrepreneurial experience in emerging telecommunications companies. Our chairman and chief executive officer, David L. Solomon, played a significant role in the development and success of Brooks Fiber as its chief financial officer and executive vice president. G. Michael Cassity, our president and chief operating officer, has more than 29 years of leadership experience in the telecommunications industry. The members of our management team have extensive experience in telecommunications network management, provisioning, billing, customer service, operations support system design and implementation, sales, marketing, finance, and legal and regulatory affairs, including significant entrepreneurial experience in emerging telecommunications companies.

        Pursue acquisitions and other strategic business relationships. We intend to continue to expand through acquisitions and through forging advantageous relationships with strategic business partners. A number of companies in our industry have recently announced that they were either shutting down, curtailing operations or seeking reorganization under the bankruptcy laws. This has enabled NuVox to acquire customers and assets on advantageous terms and accelerate our market penetration, expand the scope of our product and service offerings and acquire additional experienced personnel. During 2001, we entered into several cooperative arrangements with providers exiting certain of our markets which resulted in our acquisition of more than 400 additional customers. In February 2001, we purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated equipment and services company. In January 2002, we acquired the Cincinnati Internet access and web hosting business and assets of One.Net, a Cincinnati-based unit of U.S. Net, and entered into an agreement with Edge Connections, Inc., a facilities-based broadband provider serving multi-tenant commercial properties, to acquire its Atlanta business and assets.

Our Products and Services

        We offer and provide our customers with a broad array of integrated telecommunications products and services. We currently offer the following voice and data services:

Type of Service	What We Provide
Local Switched	We offer a full complement of local switched services, including local dial tone, 911, directory assistance and operator-assisted calling. We also offer local number portability and expanded local area calling plans that are generally unavailable from the incumbent telephone company.

Advanced Local Features	The advanced software and equipment on our networks enables us to offer advanced local features to supplement our local switched services, including three-way calling, speed dialing, call waiting, call forwarding, caller ID, last number redial, caller call-back, priority call, long distance account codes, 900 number blocking, hunting, which refers to a service that rolls over calls to lines that are not busy, calling number delivery, also referred to as automatic number identification and dialed number, identification service, direct inward dialing,
  voice conferencing and
  voicemail

Long Distance	We provide a full range of domestic, international and toll-free long distance services, including
“one-plus” outbound calling, inbound toll free, directory assistance, calling cards, and time-of-day routing and other enhanced features.
We purchase these services wholesale from long distance carriers for resale to our customers.
Dedicated Access	We offer private line, dedicated access services to customers who desire high capacity transmission connections to interconnect multiple locations.

Type of Service	What We Provide
Internet	We offer dedicated high speed and dial-up Internet access services, as well as e-mail, web site design and development, web page hosting, domain name services, remote network access and web-based account access.
Advanced Voice and Data Services	We offer high speed, digital packet-switched transmission services, such as wide area network interconnection and virtual private networks, and managed router services and equipment. Data services include high-speed data file transfer, data network linking and other enhanced services that use a variety of voice, data and digital interface standards, including unified voice mail, e-mail and fax messaging. We also offer integrated services digital network primary rate interface service, which is a service based on international standards that allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line and thereby reduces costs for end-users and results in more efficient use of available facilities.

Network Equipment	We provide voice and data networking design, equipment sales and installation services.
Cabling Services	We provide inside wiring services to customers on a custom basis, including cable drops, telephone drops and other wire-based installation services.

Network Architecture

        We employ a traditional T-1/voice over TDM (time division multiplexing) serving strategy which enables us to provide our customers with customized, reliable integrated solutions for all of their voice and data communications requirements. We have deployed both ATM data switches and Class 5 voice switches in our networks to create flexible platforms to provide such integrated products and services. Our ATM broadband switches can accommodate our customer’s increasing demands for high-speed data transmission services and enable us to make efficient use of our network capacity to provide bundled solutions to our customers. Our Class 5 voice switches provide the functionality to support full-featured voice services, as well as the necessary interfaces to the public switched telephone network or “PSTN”, using standard interfaces such as the SS7 signaling network and 911 signaling to emergency agencies.

        We have constructed our networks using what is generally referred to as a “smart build”, capital efficient approach. In contrast to fiber-based carriers that install their own fiber optic transmission facilities and switches to reach their customers, we have installed our own voice and data switching infrastructure, but we lease the transmission elements of our networks from the incumbent telephone companies and other providers in our markets.

Pursuant to our smart build construction strategy, we have

  installed advanced asynchronous transfer mode or ATM packet-switches for data transmissions and Class 5 circuit switches for voice transmissions in our leased hub facilities, deployed an inter-city ATM network interconnecting all of our 30 markets, leased dedicated trunks or circuits from the incumbent telephone companies and other carriers in our markets to connect our switching platforms and equipment to the central offices of the incumbent telephone companies, installed access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, which permits us to access the customers served by those central offices, leased existing incumbent telephone company connections throughout our local market areas, also called the “local loop”, which connect our customers to the central offices of the incumbent telephone companies or directly to our network facilities, and installed multi-service equipment at our customers’ premises.

        We have deployed ATM data switches and Class 5 voice switches to provide data and voice switching services in our 30 markets. As of December 31, 2001, we have deployed ATM data switches in each of our markets and a total of 14 Class 5 voice switches. We expect to install 2 to 4 additional Class 5 voice switches during 2002 as additional markets mature to a level that warrants this success–based spending. Our advanced ATM data switches allow us to offer a wide array of data transmission services such as high-speed dedicated Internet access and data file transfer and virtual private networks. Our Class 5 voice switches provide the functionality to support basic voice services as well as advanced features such as call forwarding, caller ID, etc. Our broadband network platforms allow us to provide our customers with fully integrated solutions for all of their voice, data, fax and video communications requirements.

        Each of our network hubs is connected to one or more central offices of the incumbent telephone company in the market served by that network. We lease dedicated transmission facilities to connect our switching platforms and equipment to these central offices. The equipment we install in our collocation sites within the incumbent telephone company central offices or at our customers’ premises allows for advanced features and functionality, the combination of voice and data traffic and the efficient use of leased transmission facilities.

        We had 205 collocation sites in service as of December 31, 2001 within incumbent telephone company central offices in our 30 markets. The equipment in our collocation sites enables us to provide our voice and data products and services to our customers over T-1 access, unbundled local loops, digital subscriber line or DSL access and other customer access facilities. We also lease from the incumbent telephone companies in our markets enhanced extended loops or “EELs”, which consist of end-to-end unbundled local loop, multiplexing/concentrating equipment and dedicated interoffice - transport combinations, which permit us to serve customers by extending a customer’s loop from the end office serving that customer to a different end office in which we have collocation facilities. This has enabled us to reduce the number of collocation sites required to serve our customers, which results in reduced cost of sales and improved margins.

        Once traffic volume justifies further investment, we may lease unused fiber from other carriers or construct our own fiber networks to connect our networks to our customers. Unused fiber is known as “dark fiber” because it is leased without the electronic equipment required to transmit traffic over the fiber. We believe that dark fiber will be readily available in most of our markets.

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

        The following diagram represents our current network architecture, including equipment in incumbent telephone company central offices and at customer premises:

Markets

        The following table presents information concerning our current 30 markets:

Market		Estimated Addressable Business Lines (1)	On-Net Voice Lines in Service(2)	Approximate Population(3)	Incumbent Local Exchange Carrier
St. Louis, MO/ East St. Louis, IL		634,635	9,039	2,548,238	Southwestern Bell
Springfield, MO		65,259	4,781	296,345	Southwestern Bell
Kansas City, MO		337,825	8,308	1,755,899	Southwestern Bell
Wichita, KS		97,377	2,807	512,965	Southwestern Bell
Little Rock, AR		102,326	3,076	548,352	Southwestern Bell
Tulsa, OK		137,695	4,365	756,493	Southwestern Bell
Oklahoma City, OK		193,334	3,764	1,026,657	Southwestern Bell
Greenville/ Spartanburg, SC		164,489	5,316	929,565	BellSouth
Atlanta, GA		967,515	4,626	3,541,230	BellSouth
Greensboro/	)			775,283	BellSouth
Burlington/	)	263,345	1,962	121,664	BellSouth
Winston-Salem, NC	)			279,043	BellSouth
Indianapolis, IN		427,194	6,963	1,492,297	Ameritech
Akron, OH		188,074	3,561	680,142	Ameritech
Wilmington, NC		54,299	1,833	222,108	BellSouth
Cincinnati, OH		352,900	4,713	1,597,352	Cincinnati Bell;
					Sprint/United
Columbus, OH		361,777	3,876	1,447,646	Ameritech
Dayton, OH		168,400	2,692	950,661	Ameritech
Lexington, KY		88,397	2,091	441,073	GTE/Verizon
Miami/ Ft. Lauderdale, FL		829,811	3,338	3,514,404	BellSouth
Charlotte, SC		318,457	2,700	1,321,068	BellSouth
Raleigh, NC		266,975	1,325	1,025,253	BellSouth
Columbia, SC		96,495	1,223	488,207	BellSouth
Jacksonville, FL		217,995	2,002	1,008,623	BellSouth
Louisville, KY		179,181	1,321	991,765	BellSouth
Nashville, TN		213,055	1,762	1,117,178	BellSouth
Knoxville, TN		126,779	1,698	672,087	BellSouth
Charleston, SC		94,803	2,359	552,803	BellSouth
		6,948,342	91,501

(1)	Addressable business lines are the voice lines used by businesses in a particular market and capable of being served by a provider. We consider addressable business lines an indicator of the size of the market that we may serve. These numbers are our estimates based upon business line information obtained in 1999 from PNR Associates, Inc., which maintains a database of the number of business access lines in the respective markets, and increased based on an assumed annual growth rate of 7%, which growth rate is based on historical growth rate information available from the Federal Communications Commission.

(2)	Represents NuVox on-net voice lines in service as of January 31, 2002. On-net voice and data access lines in service as of January 31, 2002 totaled 151,069. On-net access lines are those used to provide services over NuVox’s own network platforms.

(3)	Populations are based on 1996 U.S. Census Data.

Operations Support Systems

        To effectively serve our customers and manage our business, we are implementing advanced operations support systems which have been designed to automate our critical business functions. We have either acquired these systems from, or developed them with, third party vendors with proven software and extensive knowledge of these systems.

Our operations support system platforms

  are scalable,
  may be employed either centrally or in more than one location, and automate many of the functions that previously required multiple manual entries of customer information to accomplish order entry, provisioning, switch administration, customer care and billing.

        The legacy systems previously used by incumbent telephone companies and other providers were not only labor-intensive but also created numerous opportunities for errors in provisioning services and billing, delays in installation, poor customer service, and significant added expenses due to duplicated efforts and the need to correct service and billing problems.

        To initiate service for a customer, we must interface with the systems of the incumbent telephone companies and wholesale long distance providers. We have established electronic bonding with the primary incumbent telephone companies in our markets. These electronic interfaces allow us to create service requests online, leading to faster installations of customer orders through a reduction in errors associated with manually inputting orders received via fax or e-mail. This has improved our productivity by decreasing the period between the time of sale and the time a customer’s line is installed and provisioned on our networks. We have completed electronic bonding with Southwestern Bell, Ameritech, BellSouth and NeuStar’s local number portability database.

        Our operations support system platforms are designed to integrate all of our essential business applications, covering such functions as entering, scheduling, provisioning and tracking of customer service orders, real-time trouble-shooting, 24/7 network surveillance and network inventory, accurate, on-time billing,
  electronic bonding with incumbent telephone companies and other business partners, sales force management applications,
  customer relationship management,
  credit verification, and
  financial and operational reporting.

        To date, we have implemented provisioning, inventory and order management, billing, network surveillance and mediation, customer relationship management, sales management, trouble management, database management, and financial and operational reporting systems and we plan to further enhance these systems during 2002.

        Our operations support system platforms allow us to issue a single billing statement for all of our local, long distance and Internet services. Our “user friendly” billing statement provides our customers with more enhanced billing detail and is easy to read and understand. Our billing system has the ability to handle multiple hierarchies for commercial accounts and accommodate a variety of output media, including paper, electronic datafile, web site access and diskette.

Sales and Customer Support

        We have assembled an experienced direct sales and customer support presence in each of our markets to sell and provision our services and service our customers through face-to-face interaction. We believe this approach provides us with a competitive advantage over the incumbent telephone companies in smaller markets, where the incumbent telephone companies generally do not have a significant local presence, and reflects one of our core values: delivery of responsive, personalized service to our customers.

        We believe that our personal, local interaction with our customers helps us establish strong customer relationships, grow our customer base and reduce churn. We also believe that a personalized, responsive approach is more effective with smaller businesses, which typically do not have management personnel focusing on their telecommunications requirements. We target small to medium-sized business customers who typically have up to 250 employees and use up to 50 access lines. As of December 31, 2001, our average on-net customer had approximately 12.4 access lines in service.

        We establish sales and customer support offices serving each of our local markets. Each local office has a sales manager, who manages an average of eight sales account executives and support staff. We use quota-based commission plans and incentive programs to reward and retain our top sales performers and to encourage building and maintaining strong customer relationships.

        We also support our direct sales force through indirect channels such as the value-added resellers and systems integrators who market our products and services to their customers. In addition, we utilize media and other promotional campaigns to publicize our products and build brand name awareness. Our marketing department also supports our sales efforts by performing competitive product and service analyses through the review of other providers’ tariffs and offerings.

Employees

        As of December 31, 2001, we had 1,107 full-time employees, including 420 sales and sales support personnel, of whom 304 were quota-bearing sales persons. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to labor disputes and believe that our relationships with our employees are good.

Competition

        Overview

        NuVox operates in a highly competitive environment and we do not have a significant market share in any of our respective markets. Further, the continuing trend toward business alliances in the telecommunications industry, and the further reduction of regulatory and technological barriers to entry, will likely give rise to significant new competition.

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

        We believe that the incumbent telephone company in each of our markets controls more than 90% of the business access lines in our markets. As a result, we must purchase or lease a significant portion of our underlying network from the incumbent telephone companies, which are currently BellSouth, Southwestern Bell, Ameritech, GTE/Verizon, Cincinnati Bell and Sprint/United. Some of the network components that we purchase or lease from the incumbent telephone companies include unbundled network elements, inside wiring and transmission services. This significant reliance on a primary competitor is burdensome and typically time consuming. See “Regulation” below for a discussion of the regulatory requirements that apply to the incumbent telephone companies’ provision of unbundled network elements and other services to other providers such as NuVox.

        Long Distance Telephone Companies. AT&T, WorldCom and Sprint are among the long distance telephone companies that are now offering bundled local and long distance services to their existing and prospective customers. Some of these long distance carriers have entered the local service market primarily through acquisitions of local service providers, such as AT&T’s purchase of Teleport Communications Group and WorldCom’s acquisitions of MFS Communications Company and Brooks Fiber Properties. We believe that, although these long distance companies have acquired significant local assets, currently they are not primarily focused on the provision of local services in second and third tier markets. Instead, they have continued to focus on their primary service offering, long distance, and are attempting to leverage their customer relationships to offer basic local services. We believe that our advanced network platforms, integrated product and service offerings and local sales presence position us to distinguish ourselves from the long distance telephone companies in our markets.

        Competitive Local Telephone Companies. NuVox faces significant competition from other competitive local telephone companies in our markets. The principal competitive local telephone companies that provide local services in our markets include

Adelphia Business Solutions, Allegience Telecom, Birch Telecom, Business Telecom, Inc., Cbeyond Communications, Choice One, e.spire Communications, ITC DeltaCom,	KMC Telecom, Logix Communications, McLeodUSA, Network Telephone, NewSouth Communications, XO Communications, Time Warner Communications and US LEC.

        We believe that additional competitors may also develop plans to enter our markets in the future. However, not all of the other competitive local telephone companies in our markets focus on the same target customers as we do or have product offerings as comprehensive as ours.

        Recent and Potential New Communications Providers

        In addition to the incumbent telephone companies, long distance carriers and other competitive local telephone companies, NuVox may also face competition from other potential entrants in local service markets. These non-traditional providers include cable television operators,
  electric utilities,
  fixed and mobile wireless and PCS operators, and
  Internet service providers.

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

Regulation

        NuVox’s business is subject to extensive federal, state and local regulation.

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

  Interconnection. All local telephone companies must permit their competitors to interconnect with their facilities. Incumbent telephone companies are required to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, and at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, the incumbent telephone company must offer to collocate the requesting carrier’s equipment in the incumbent telephone company’s premises, except where the incumbent telephone company can demonstrate space limitations or other technical impediments to collocation.

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

        Previously, Verizon and SBC have received permission from the FCC to begin providing in-region long distance services in a combined total of ten states (Verizon in New York, Connecticut, Pennsylvania, Massachusetts and Rhode Island; and SBC in Texas, Kansas, Oklahoma, Missouri and Arkansas, which latter four SBC states include NuVox markets). Applications to the FCC covering four additional states are currently pending (Verizon for Vermont and New Jersey; and BellSouth for Louisiana and Georgia). It is likely that SBC, Ameritech, BellSouth and Qwest will petition and receive approval to offer long distance services in additional states during the remainder of 2002. (NuVox does not currently operate in any states in the Qwest region.) This may have an unfavorable effect on NuVox’s business. NuVox is legally able to offer its customers both long distance and local services, while the regional Bell operating companies continue to be barred from offering combined local and long distance services, except in the states noted above. This ability to offer "one-stop shopping" gives NuVox a marketing advantage that we will no longer enjoy as SBC, Ameritech and BellSouth are permitted to offer in-region long distance services in additional states where we operate. The other incumbent telephone companies, including Sprint and Broadwing Communications, already may do so.

        Tauzin-Dingell Bill

        On February 27, 2002 the United States House of Representatives passed H.R.1542, as amended, the Internet Freedom and Broadband Deployment Act (known as the Tauzin-Dingell Bill). Tauzin-Dingell would, among other things, allow regional Bell operating companies to enter the in-region, interLATA market for data services without the necessity of demonstrating compliance with the “competitive checklist” provisions of Section 271 of the Telecommunications Act of 1996, and would remove federal and state mandatory unbundling requirements applicable to the incumbent LECs’ network elements to the extent such network elements are used for the provision of advanced (i.e., broadband) services. Tauzin-Dingell’s prospects for passage in the United States Senate are doubtful due to opposition by key Senate leaders. However, if ultimately enacted into law Tauzin-Dingell could have the effect of increasing facilities cost for NuVox and other carriers that use incumbent LEC network elements, which could make it more difficult for carriers such as NuVox to compete with the incumbent LECs.

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

        On November 5, 1999, the FCC released a ruling in response to the Supreme Court's decision that detailed three significant changes affecting the incumbent telephone companies' obligations to provide unbundled network elements to competitors. First, the FCC indicated that the incumbent telephone companies no longer were required to provide access to operator and directory assistance services. However, the FCC expanded the definitions of two previously defined unbundled network elements so that the incumbent telephone companies are now required to provide unbundled access to portions of local loops and dark fiber optic loops and transport. In the highest density zones of the top 50 metropolitan statistical areas in the country, including St. Louis, Kansas City, Indianapolis, Columbus, Cincinnati, Nashville, Charlotte, Greensboro, Miami and Ft. Lauderdale, the incumbent telephone companies have the option of either (1) refusing to make unbundled local circuit switching available for customers with four or more lines or (2) refusing to provide direct access to end-to-end loop/transport combinations known as “enhanced electronic links” or “EELs.” Also, in subsequent orders the FCC has established conditions under which competitive carriers can obtain EELs on an indirect basis, by converting facilities initially ordered under the incumbent telephone companies’ special access tariffs. SWBT and BellSouth have chosen, or have been required, to provide direct access to EELs in some or all of the state jurisdictions in which they operate, but Ameritech and Cincinnati Bell have refused to do so. NuVox makes only limited use of unbundled local circuit switching network elements, but where necessary has ordered special access circuits. We believe that some or all of these special access facilities can be converted to EELs pursuant to the FCC’s decisions and we are in the process of converting such facilities to EELs to effect cost savings. The United States Telecom Association and others appealed the FCC's ruling, and the FCC is conducting further proceedings that will address the availability of unbundled network elements and may include further consideration of special access to EEL conversions. We cannot predict the outcome of that appeal, or that FCC proceeding, or other proceedings that might arise from the FCC's ruling.

        On July 18, 2000, the Eighth Circuit issued a decision on remand from the Supreme Court's reversal of the Eight Circuit’s 1997 decision referred to above. In the July 18 decision, the Eighth Circuit vacated parts of the FCC's interconnection pricing standard included in the local competition rules adopted in August 1996. Those rules had required state commissions to base the rates that incumbent telephone companies charge to competitive local telephone companies for interconnection and for the use of unbundled network elements on the costs that would be incurred by the incumbent carriers using the most efficient technology available, rather than the technology actually used by the incumbent carrier and furnished to the competitive carrier. The Eighth Circuit held that the FCC should have based such rates on the cost of the incumbent carrier's actual facilities. On September 22, 2000, the Eighth Circuit stayed that part of its July 18 decision vacating the FCC's pricing rule basing interconnection rates on the most efficient technology available pending Supreme Court disposition of appeals of that decision filed by AT&T, WorldCom, the FCC and others. The Supreme Court granted certiorari, has heard arguments in the case, and is expected to decide the appeal during its 2002 term. If the July 18 decision is upheld by the Supreme Court, it is not clear to what extent, or how quickly, the pricing standard required by the Eighth Circuit would be reflected in state commission-approved interconnection agreements. Eventually, however, if upheld, such pricing standard could result in higher interconnection and unbundled element rates, which could make it more difficult for competitive carriers such as NuVox to compete profitably with the incumbent telephone companies.

        On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit competitors to offer DSL service over the same copper wires used by the incumbent to provide voice service, and a number of incumbent providers have entered into line sharing agreements with DSL providers, some of whom may compete with NuVox in providing DSL access services. On January 19, 2001 the FCC issued certain clarifications to its line sharing order. The specific prices and terms of particular line sharing arrangements are being determined by negotiation or by decisions of state utility commissions, and vary between agreements and jurisdictions. The United States Telecom Association and others have challenged the FCC’s ruling. The FCC is conducting further proceedings regarding issues that may have a substantial effect on the ability of competitive carriers to compete effectively in the DSL market, including matters related to rights to collocation in the remote terminals being deployed by the incumbent telephone companies, and various issues related to the deployment of “broadband” services (see discussion below).

        On March 31, 1999, the FCC established rules addressing how incumbent telephone companies must allow competitive local telephone companies like NuVox to collocate their equipment in the incumbent carriers' central offices. The FCC required the incumbent telephone companies to allow competitors to collocate equipment that is "used or useful" for either interconnection or access to unbundled network elements. In March 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC's March 1999 collocation ruling. The court concluded that, in requiring the incumbents to provide collocation for equipment that is "used or useful" for interconnection or access to unbundled elements, the FCC had applied an overbroad interpretation of the relevant statutory language, which requires incumbent carriers to provide collocation only for equipment that is "necessary for interconnection or access." The appeals court did not identify the specific types of equipment that would be considered necessary but remanded the portion of the FCC's order as to the definition of "necessary" to the FCC for reconsideration. Similarly, the court decided that the FCC must reconsider its reasons for requiring incumbent telephone companies, under its collocation rules, to give competitors the option of collocating equipment in any unused space within the incumbent telephone company's premises, to the extent technically feasible, and prohibiting incumbent telephone companies from requiring competitors to collocate in isolated space separate from the incumbent telephone company's own equipment. The appeals court did preserve portions of the FCC's collocation rules, however, including "cageless" collocation and collocation cost allocation provisions.

        On August 10, 2000, the FCC released an order reconsidering its March 1999 collocation ruling that strengthened its collocation requirements in some respects, including a new requirement that an incumbent carrier provide physical collocation space within 90 calendar days of a competitor's request, with exceptions, and allow competitors to construct "adjacent structures" on land owned or controlled by the incumbent carrier if there is no space left inside the central office. Competitive providers like NuVox may want to utilize these adjacent structures to collocate their equipment and interconnect with remote terminals of the incumbent telephone companies, thereby increasing the addressable market for their DSL services. The FCC also requested and received further comment on the issues remanded by the D.C. Circuit's ruling. The FCC’s decision on remand was released on August 8, 2001. In that decision the FCC justified and reinstated many of the rules that had been vacated and remanded by the appellate court. Most notably, the FCC adopted a broad definition of the “necessary” standard and thereby established a basis for competitive carriers’ collocation of most multi-functional equipment. The FCC also confirmed the incumbent LECs’ obligation to provision cross-connects between CLECs collocated within the same incumbent LEC central office, but held that enforcement of the cross-connect requirements should be handled by the state commissions. Verizon, SBC and BellSouth have appealed the FCC’s decision to the U.S. Court of Appeals for the D.C. Circuit, and we are unable to predict the outcome of that judicial review. NuVox believes that all of its collocated equipment meets the “necessary” standard as now revisited by the FCC and NuVox has not experienced any significant problems in deploying and maintaining its equipment in any collocation site.

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

        In December, 2001 the FCC initiated two Notices of Proposed Rulemakings addressing issues of interest to competitive carriers: (a) an NPRM investigating whether incumbent LECs should be granted “non-dominant” status for their retail broadband services (“Advanced Services Non-Dominance NPRM”); and (b) an NPRM for the purpose of a periodic review of which incumbent LEC network elements should be subject to the mandatory unbundling (i.e., “UNE”) requirements of the Telecommunications Act of 1996 (“Triennial Review”). In February, 2002 the FCC initiated a third proceeding, an NPRM to investigate possible policy changes for the purpose of encouraging the deployment of broadband services. In the Advanced Services Non-Dominance NPRM the FCC tentatively concluded that regulation of incumbent LECs’ retail broadband services should be classified as non-dominant and subject to relaxed regulatory treatment. In the Broadband NPRM a majority of the FCC tentatively concluded that integrated broadband transport/internet access service offered by wireline carriers should be classified as an “information service” rather than a “telecommunications service”. At the same time, the Triennial Review NPRM raises the possibility that some incumbent LEC facilities that are currently available as UNEs (and therefore available at cost-based prices) could be removed from the coverage of mandatory unbundling requirements and thereafter be available to competitive carriers such as NuVox only at higher rates. While it is not clear how quickly the FCC will render decisions in these proceedings or what the ultimate results will be, these cases carry a potential for changes in federal policy which could reduce regulation of incumbent LEC retail and wholesale services in a manner that may make it more difficult for competitive carriers such as NuVox to compete against the incumbent LECs in the market for voice and broadband services.

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

        In the 1997 order, the FCC announced and began to implement its plan to bring interstate access rate levels more in line with costs. Pursuant to this plan, the FCC has adopted rules that grant incumbent telephone companies subject to price cap regulation increased pricing flexibility upon demonstrations of increased competition or potential competition in relevant markets. The FCC elaborated on these access pricing flexibility rules in an order released on August 27, 1999. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on NuVox’s access charge revenues and on our ability to compete in providing interstate access services. Several parties appealed the 1997 order and on August 19, 1998, the 1997 order was affirmed by the U.S. Court of Appeals for the Eighth Circuit.

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

        In August 1999, the FCC asked for comment on claims by some long distance carriers that competitive local telephone companies were charging those carriers excessively high rates for access to competitive local telephone company customers. Specifically, the FCC asked whether it should regulate competitive local telephone company access charges to ensure that these charges are not unreasonable. Thereafter, two coalitions of competitive local telephone companies asked the FCC to prevent AT&T from withdrawing its long distance services from customers of those local telephone companies. The FCC addressed the issue of competitive carrier access charges in a series of decisions issued during 2001.

On April 27, 2001 the FCC issued its CLEC Access Charge Order which set interstate switched access charge rate caps for competitive local service providers starting at 2.5 cents per minute and transitioning down over a three year period to parity with incumbent LEC access charges. On May 30, 2001 the FCC rendered a decision in a complaint case brought by AT&T and Sprint against BTI Telecom, a competitive local service provider. In the BTI Decision, the FCC found BTI’s interstate switched access charges to have been excessive and found the maximum reasonable rate to have been 2.7 cents per minute for the most recent time period. The third decision came in the form of a declaratory ruling released on October 22, 2001, in which the FCC held that long-distance carriers could not refuse a reasonable request for access service, and that a reasonable request is made whenever a caller places a long-distance call to a customer served by a competitive local service provider whose access charges are presumptively lawful. As a result of these FCC decisions, the level of access charges that can be levied by competitive local service providers such as NuVox has been reduced, but at the same time these decisions have substantially reduced the level of uncertainty regarding the ability of competitive local service providers to recover access revenues from long-distance companies at the newly establish rate caps. NuVox has recently entered into a comprehensive settlement with AT&T regarding recovery of access charges for past periods and prospectively.

        Reciprocal Compensation For Calls To Internet Service Providers

        A number of incumbent telephone companies throughout the country, including SBC, BellSouth and Verizon, contested whether the obligation to pay reciprocal compensation should apply to telephone calls received by end users who provide Internet access services (“dial-up internet calls”). These end users are commonly known as Internet service providers or "ISPs," who have large amounts of incoming calls. As interpreted by the FCC, the Telecommunications Act requires that, where a subscriber of one local telephone company places a local call that must be handed off to a second local telephone company for delivery to the called party, the first carrier must pay reciprocal compensation to the second carrier for terminating the call. The incumbent telephone companies claimed that dial-up internet calls are interstate in nature and that such calls therefore should be exempt from reciprocal compensation arrangements applicable to local calls carried by two local telephone companies. Competitive local telephone companies contended that interconnection agreements providing for reciprocal compensation contain no exception for dial-up internet calls and reciprocal compensation is therefore applicable. In response to carriers' requests for clarification, the FCC, on February 25, 1999, declared that, while Internet traffic is jurisdictionally mixed, it is largely interstate in nature. The FCC also found that the reciprocal compensation requirement in the Telecommunications Act did not apply to dial-up internet calls. The FCC did not, however, determine whether dial-up internet calls are subject to reciprocal compensation in any particular instance. In this regard, the FCC concluded that carriers were bound by their existing interconnection agreements, as interpreted by state commissions, and thus were subject to reciprocal compensation obligations to the extent provided in their interconnection agreements or as determined by state commissions. Concurrent with its decision, the FCC opened a rulemaking proceeding to adopt an appropriate prospective inter-carrier compensation mechanism for dial-up internet calls.

        In March 2000, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's February 1999 ruling, finding that the FCC order did not include a satisfactory explanation for its holding that dial-up internet calls are not subject to the Telecommunications Act's reciprocal compensation provisions. In response on April 6, 2001 the FCC issued its ISP Remand Order. In that decision the FCC held that while dial-up internet calls are not subject to the same Section 251 reciprocal compensation provisions of the Telecommunications Act of 1996 as local voice calls, dial-up internet traffic is nonetheless subject to the FCC’s jurisdiction under Section 201. The FCC went on to establish a separate set of lower compensation rates for termination of dial-up internet calls. Those rates phase down over a three-year period. The decision also establishes limits on the potential growth of dial-up internet traffic that can be subject to the new rates, and the FCC indicated its strong preference for a “bill and keep” system (where no monetary compensation is exchanged) as the long-term compensation regime for dial-up internet traffic. The FCC thereafter opened a proceeding to conduct a comprehensive review of various inter-carrier compensation issues, including the question of the appropriate long-term compensation system for dial-up internet traffic. The ISP Remand Order will reduce revenues for those competitive local service providers with a substantial number of ISP customers in states which previously required payment of reciprocal compensation on dial-up internet calls. NuVox has a relatively small number of ISP customers and therefore will not experience a material reduction in revenues from this decision. Regarding reciprocal compensation for local traffic under Section 251 of the Act, rates in most state commissions are declining and some states have already moved to a bill and keep system. This has the effect of reducing both revenue and cost for competitive local service providers such as NuVox.

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

        In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on the services providers' Internet web sites of their rates, terms and conditions for domestic interstate services. The effective date of these rules also was delayed until an appeals court could rule on the appeal of the FCC's detariffing order. On April 8, 2000, the United States Court of Appeals for the D.C. Circuit upheld the FCC's mandatory detariffing decision. The FCC subsequently issued a notice establishing a nine-month transition to mandatory detariffing. By July 31, 2001, carriers were required to cancel all tariffs for interstate domestic long distance services. Subsequent to that date, the prices, terms and conditions pursuant to which domestic providers offer service to customers have been governed by contract. The transition to contracts contemplated by this FCC rule change should have limited effect for carriers such as NuVox, since our established business practice includes signing contracts with customers, and because the FCC’s detariffing procedures allow for the use of standardized rates, terms and conditions displayed on a carrier’s website.

        In June 1997, the FCC allowed non-dominant local service providers to withdraw, on a permissive basis, their tariffs for interstate access services provided to long distance carriers. Thereafter, the FCC initiated proceedings to consider whether such local service providers, such as NuVox, should be required to withdraw their interstate access services tariffs. In its April 27, 2001 CLEC Access Charge Order the FCC determined that it would require mandatory detariffing of interstate switched access services by non-dominant local service providers only if such a carrier seeks to levy rates at a level higher than the rate caps established in that decision. So long as non-dominant local service providers maintain interstate switched access charges at or below the federally-mandated rate caps, such carriers retain the right to provide interstate access services pursuant to tariffs. NuVox has elected to maintain its interstate switched access rates pursuant to tariff, which action should avoid the significant additional effort, expense and revenue uncertainty that would result from attempting to negotiate bilateral access services contracts with long distance carriers.

        The FCC continues to require that service providers obtain authority to provide services between the United States and foreign points and file tariffs for international services.

        Universal Service Subsidies

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries. The FCC also expanded the federal subsidies for local telephone services provided to low-income consumers. Providers of interstate telecommunications service, such as NuVox, must pay for a portion of these programs. NuVox’s share of these federal subsidy funds is based on our share of certain defined telecommunications end user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. The FCC recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Additionally, in connection with considering whether to classify broadband internet access service provided by wireline carriers as an “information service” rather than a “telecommunications service”, the FCC is currently evaluating whether such service should be subject to universal service support requirements. In a separate inquiry, the FCC is considering whether to change from a revenue-based to an access line-based universal service support mechanism. We estimate that our contribution liability for 2002 will be immaterial. With respect to subsequent periods, however, we are currently unable to quantify the amount of subsidy payments that we will be required to make or the effect that these required payments will have on our financial condition.

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

        The state public utility commissions also play a significant role in the on-going implementation of the Telecommunications Act of 1996. Of particular importance, these state regulatory agencies set specific prices for incumbent LEC unbundled network elements (consistent with pricing methods established by the FCC) and have either exclusive or concurrent jurisdiction (along the FCC and federal courts) to rule on actions brought by competitive local service providers, such as NuVox, against incumbent LECs for enforcement of interconnection agreements. We are unable to predict the outcome of pending or future state regulatory proceedings dealing with these issues, but state level decisions in these areas can have a material effect on NuVox’s cost of providing service and on its ability to compete against the incumbent LECs.

        In certain states, including two states where NuVox operates (Kansas and Oklahoma), incumbent LECS have initiated efforts to obtain reduced regulation of their services and facilities through state legislative efforts. It is likely that similar incumbent LEC initiatives efforts will be initiated in additional states during the remainder of 2002. While these efforts will encounter substantial opposition by competitive local service providers such as NuVox, from consumer groups and, in some instances, by the state regulatory commissions, we cannot predict the outcome of this activity or its effect on NuVox.

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

Risk Factors Relating to Our Business and Operations

We expect to incur significant additional losses in 2002 and 2003.

        As of December 31, 2001, we had accumulated deficits of $267.9 million, and for the year ended December 31, 2001, we had a net loss of $177.3 million and negative adjusted EBITDA of $83.7 million. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization, and amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate, stock-based compensation expense, restructuring charge, loss on write-off of investments and the extraordinary item relating to the early retirement of debt. We expect to continue to experience operating losses and negative EBITDA, as we expand our operations and grow our customer base. We may not generate sufficient revenues, achieve or sustain positive EBITDA or profitability, or generate sufficient positive consolidated cash flow or obtain sufficient capital to meet our working capital, capital expenditure and debt service requirements.

We have incurred a substantial amount of indebtedness, which could negatively affect our ability to operate and finance our business.

        We have incurred a substantial amount of indebtedness to fund our current 30 markets, including the initial operating losses of those markets. Our existing senior secured credit facility contains, and future debt financings likely will contain, covenants that will require us to maintain specified financial ratios and satisfy financial tests, as well as limitations on our ability to incur indebtedness, create liens, make investments, make capital expenditures, pay dividends and effect other specified transactions and payments. The risks and uncertainties affecting our business and the emerging telecommunications industry could cause our future results to fall below the required levels and cause a default under our debt facilities.

        In addition, our high level of indebtedness could adversely affect our prospects by limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and other purposes, requiring that we dedicate a substantial portion of our cash flow from operations, if any, to the payment of principal of and interest on our indebtedness, limiting our flexibility in planning for, or reacting to changes in, our business, making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, and increasing our vulnerability to the prolonged downturn in our business.

We might not be able to obtain additional capital.

        We will require additional financing, or require additional financing sooner than anticipated, if our current plans or projections change or prove to be inaccurate, we have underestimated our cost projections,
  we are unable to fully utilize our $225 million senior secured credit facility, necessary to respond to changes in demand for our services and to regulatory and technological developments, we identify attractive additional market opportunities, or required to fund acquisitions or joint ventures.

        Additional capital may not be available to us. Furthermore, our operations may not produce positive consolidated cash flow in amounts sufficient to meet our additional capital requirements. If we are unable to raise and generate sufficient funds, we may be required to modify, delay or abandon some of our planned market development, which could delay or limit our growth.

As part of our business strategy, we plan to continue to expand through acquisitions and other strategic investments, which involve substantial risks.

        Growth through acquisitions and other strategic investments involves substantial risks. We may not be able to identify and negotiate additional acquisitions on satisfactory terms, or finance or obtain financing needed to complete any acquisitions. If we make any acquisition, we may not be able to successfully integrate the acquired business into our operations and the acquired business may not perform as expected. Other risks involved in acquisitions are possible incurrence of unanticipated costs of the acquired businesses, possible loss of key personnel,
  the potential disruption of our ongoing business and diversion of resources and management time, the possible inability of management to maintain uniform standards, controls, procedures and policies,

  the risks of entering markets in which management may have little or no prior direct experience, and the potential impairment of relationships with employees, suppliers and customers as a result of changes in management.

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

Our future success is highly dependent upon our ability to manage our relationships with incumbent telephone companies.

        We depend upon the technology, cooperation and capabilities of the incumbent telephone companies in our markets in order to properly provision and service our customers. The success of our network deployment strategy is highly dependent on our ability to interconnect with, and obtain facilities from, the incumbent telephone companies in our markets on a timely basis and on satisfactory terms. Federal law currently requires most of the incumbent telephone companies to lease or “unbundle” elements of their networks and permit competitive providers like us to purchase the network elements we need. However, incumbents may not provide these unbundled network elements in a timely manner, and prices and other terms and conditions for these elements may not be favorable to us.

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

Potential changes in federal and state law and regulations could adversely affect our ability to successfully implement our business plan.

        Proposed legislation is pending in the United States Congress and proposed changes in regulations are being considered by the FCC which would reduce regulation of incumbent LECs. Similar incumbent LEC-backed efforts have been initiated in several state legislatures. If adopted, these proposals could hasten the entry of incumbent LECs into the in-region, interLATA market for data services, water down safeguards against anti-competitive conduct, and/or cut back on the mandatory unbundling requirements that are applicable to incumbent LECs under current law. (See, discussion in Regulatorysection, above, regarding Tauzin-Dingell bill and FCC Advanced Services Non-Dominance NPRM, Broadband NPRM and Triennial Review proceeding, and regarding state legislative activity.) These incumbent LEC-supported initiatives have created some uncertainty about the FCC’s rules governing the pricing, terms and conditions of agreements needed to obtain interconnections and network facilities, and could make negotiating and enforcing these agreements more difficult and protracted in the future. If we are unable to obtain high quality, reliable and reasonably priced services from the incumbent telephone companies in our markets, our cost of providing services may increase and customers may not subscribe for our services.

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

        We offer high speed Internet access and data transmission and other enhanced data products and services primarily to small and medium-sized businesses. The success of our Internet and data services business will depend upon the demand for these products and services by our target customers. If demand for Internet access and high speed data products and services does not grow as anticipated, we may not be able to achieve our business objectives. The demand for dedicated, high-speed Internet access and other high-speed data products and services by small to medium-sized businesses is evolving and depends on a number of factors. These factors include growth in consumer and business use of new interactive technologies, further development of technologies that facilitate interactive communications between organizations and targeted audiences, security concerns and increases in transmission capacity. Furthermore, our ability to accommodate growth in demand, if any, for these products and services will depend on our ability to hire, train and retain qualified personnel and to further enhance our products and services to adapt to technological and competitive changes. In addition, the market for high-speed data transmission is relatively new and evolving. Providers of high-speed data services are testing products from various suppliers for a multitude of applications, and industry standards are still being developed.

A failure to effectively provide advanced Internet access services to our customers could harm our business.

        In addition to providing voice and data services, we act as an Internet service provider to our customers. The Internet is comprised of many Internet service providers that operate their own networks and interconnect with each other at various points to permit them to exchange traffic. However, we may not be able to develop or maintain relationships with providers with adequate network infrastructure or expand or adapt our network infrastructure to meet the Internet service requirements of our customers. Because Internet access and web hosting services are critical to many of our customers’ businesses, the inability to meet customer requirements or any significant interruption in our services could result in lost profits or other indirect or consequential damages to customers, which could cause them to switch to another Internet service provider or to seek to recover credits for such service interruptions from us.

Our operations and growth depend upon the ability of third party suppliers to provide advanced, reliable network equipment on a timely basis.

        The suppliers of our network equipment may not be able to meet our equipment requirements on a timely basis, and equipment may not perform as expected. The following factors could disrupt our operations, jeopardize service to our customers and limit our ability to introduce new services and obtain and retain customers extended interruption in the supply of network equipment,
  material increase in prices,
  significant delay by suppliers in their shipment of products, their release of new products or the failure of their products to perform as expected, financial failures of key suppliers, and
  extended delay in transitioning to the products of an alternative supplier, if necessary.

        As an example, during 2001 we experienced some problems with some advanced network equipment, which did not perform as expected, causing delays in our sales and installation efforts and increased costs. To address these problems, we have installed alternative equipment utilizing traditional telephone technologies, which does not have some of the capabilities that the more advanced equipment was designed to provide. Similar problems may arise in the future.

If we fail to successfully implement, integrate and maintain sophisticated operations support systems, this would adversely affect our ability to realize anticipated operational efficiencies and to efficiently provision, service and bill our customers.

        Sophisticated back office information and processing systems are vital to our ability to monitor costs, render single monthly invoices for bundled services, provision customer orders, provide timely customer service and achieve operating efficiencies. We have developed, with third-party vendors, scalable operations support systems that are designed to handle all of our customer service, order management, provisioning, billing, collection and trouble management processing. We also automate many of the functions for which carriers have historically required multiple manual entries of customer information. The failure of our operations support systems to perform as expected or to interface with incumbent telephone companies and other providers, or our inability to adequately identify all of the information and processing needs and to upgrade the systems as necessary, would adversely affect our ability to provision, service and bill our customers.

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

        We provide long distance services to our customers as part of our offering of bundled telecommunications services. We rely on other carriers to provide us with long distance transmission services. Agreements with these carriers typically provide for the resale of long distance services on a per-minute basis and some contain minimum volume commitments. If we fail to meet any minimum volume commitments, we must pay under-utilization charges, and if we underestimate our transmission capacity needs, we may be required to obtain additional capacity through more expensive means, each of which could adversely affect our ability to offer long distance services profitably. In addition, the long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline.

Incumbent telephone companies have a dominant market share in each of our markets and may take actions that will adversely affect our ability to attract and retain customers and operate profitably.

        In each of our markets, we compete principally with the incumbent telephone companies serving that market, which initially have been Southwestern Bell, Ameritech, BellSouth, GTE/Verizon, Cincinnati Bell and Sprint/United. The incumbent telephone companies have long-standing relationships and name recognition with their customers, financial, technical and marketing resources substantially greater than ours, and the potential to fund competitive services with cash flows from a variety of businesses. Incumbent telephone companies presently have more than a 90% market share in each of our markets. For these reasons, we face a significant threat to our ability to attract and retain customers. In addition, recent regulatory initiatives designed to promote competition with the incumbent telephone companies have also been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent telephone companies and have enabled incumbent companies to offer bundled local and long distance services. This may present incumbent telephone companies with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, which would allow incumbent telephone companies to offer competitive services at lower prices. If the incumbent telephone companies engage in discount pricing practices, we may not be able to achieve or maintain adequate market share or margins or compete effectively with the incumbent telephone companies in our target markets.

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

        The construction of networks utilizing new technologies such as Internet telephony, cable modem service and wireless networks might also create significant new competitors that may have lower costs or alternative products which may be more attractive to our potential customers. For example, Qwest Communications International Inc., Level 3 Communications Inc. and Williams Communications Group have deployed extensive fiber optic communications networks utilizing Internet-based technologies. In addition, Sprint and AT&T have announced that they intend to transition their respective network infrastructures to Internet protocol platforms in order to offer their customers integrated voice and data solutions. Other companies are using wireless technologies to provide high speed integrated local, long distance and data telecommunications services.

        Other potential competitors in our markets include electric utilities, cable television companies, resellers, and microwave, satellite and other wireless telecommunications providers. Some electric utilities can transmit Internet and data services over their power lines at speeds comparable to those achievable by telephone companies with traditional transmission technologies. With the continuing consolidation in the cable television industry, cable television companies have emerged as a significant new threat to more traditional providers of telecommunications services. Other new competitors are utilizing alternative transmission facilities, including satellite transmission, which can also be used to provide high capacity voice, data and Internet access and interactive services. These companies may offer alternative products at competitive prices which may negatively impact our ability to obtain and retain customers.

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

Item 2. Properties.

        NuVox is headquartered in Chesterfield, Missouri, and we lease offices and space in a number of locations, primarily for sales offices and network equipment installations. The table below lists our leased facilities and number of collocation sites in service, as of December 31, 2001:

Location	Purpose	Lease Expiration	Approximate Square Footage	Number of Collocation Sites in Service
Chesterfield, Missouri	Headquarters	April 2007	50,600	—
St. Louis, Missouri	Hub Site Facility	February 2009	9,635	17
Springfield, Missouri	Office & Hub Site	June 2009	7,700	2
	Facility
Kansas City (Lenexa),	Office & Hub Site	March 2009	7,452	20
Kansas	Facility
Wichita, Kansas	Office & Hub Site	May 2009	7,500	4
	Facility
Little Rock, Arkansas	Office & Hub Site	April 2009	7,200	6
	Facility
Tulsa, Oklahoma	Office & Hub Site	November 2009	8,592	5
	Facility
Oklahoma City, Oklahoma	Office & Hub Site	October 2009	6,161	14
	Facility
Greenville, South Carolina	Office Space	December 2010	92,653	9
	Office Space	August 2003	26,800
	Office Space	July 2009	11,209
	Equipment Warehouse	February 2003	9,000
Atlanta, Georgia	Sales Office	January 2005	4,584	15
	Hub Site Facility	July 2009	6,403
Greensboro, North Carolina	Sales Office	January 2005	4,731	6
	Hub Site Facility	December 2009	4,500
	Office & Hub Site Facility	April 2002	1,404
Indianapolis, Indiana	Hub Site Facility	March 2009	7,521	12
	Sales Office	August 2004	4,833
Akron, Ohio	Hub Site Facility	February 2010	7,261	8
Wilmington, North Carolina	Sales Office	February 2005	12,122	3
	Hub Site Facility	May 2010	5,000
Cincinnati, Ohio	Office & Hub Site	February 2010	7,980	15
	Facility
Columbus, Ohio	Hub Site Facility	May 2010	4,600	15
	Sales Office	May 2010	3,967
Dayton, Ohio	Office & Hub Site	March 2010	7,814	10
	Facility
Lexington, Kentucky	Office & Hub Site	April 2010	8,438	3
	Facility
Miami, Florida	Sales Office	September 2005	6,989	12
	Hub Site Facility	July 2009	15,445
Charlotte, North Carolina	Sales Office	May 2005	4,363	10
	Hub Site Facility	March 2010	9,338

Location	Purpose	Lease Expiration	Approximate Square Footage	Number of Collocation Sites in Service
Raleigh, North Carolina	Sales Office	July 2010	5,023	2
	Hub Site Facility	August 2010	6,745
Columbia, South Carolina	Sales Office	July 2005	2,440	3
Jacksonville, Florida	Sales Office	October 2005	6,759	2
	Hub Site Facility	May 2010	5,883
Louisville, Kentucky	Office & Hub Site	March 2010	7,690	2
	Facility
Nashville, Tennessee	Sales Office	October 2005	5,762	4
	Hub Site Facility	May 2010	8,645
Knoxville, Tennessee	Sales Office	August 2005	4,582	2
Charleston, South Carolina	Sales Office	May 2005	3,706	4
	Hub Site Facility	July 2010	5,150
	Sales Office	January 2004	5,950

Item 3. Legal Proceedings.

        NuVox is not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

No Established Public Trading Market

        There is no established public trading market for NuVox’s common equity. NuVox has not applied for, and has no current intention to apply for, listing or authorization for quotation of its common or preferred stock on any securities exchange or on The Nasdaq Stock Market or any other quotation system. The table below sets forth the number of holders of record of NuVox’s common stock and each series of preferred stock, each outstanding share of which currently is convertible into one share of common stock of NuVox, as of March 1, 2002.

Class of Capital Stock	Holders of Record
Common Stock	160
Series A Convertible Preferred Stock	14
Series A-1 Convertible Preferred Stock	3
Series B Convertible Preferred Stock	58
Series C-1 Convertible Preferred Stock	6
Series C-2 Convertible Preferred Stock	19
Series C-3 Convertible Preferred Stock	25
Series D Convertible Preferred Stock	186
Series E-1 to E-12 Convertible Preferred Stock	81

Dividend Policy

        NuVox has never paid any dividends on its common or preferred stock and does not anticipate paying dividends in the foreseeable future. NuVox’s senior secured credit facility contains covenants that restrict the ability of NuVox’s operating subsidiaries to declare or pay dividends to the registrant and financial ratio covenants that together effectively prohibit NuVox from paying any cash dividends on its common or preferred stock for the foreseeable future. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” No cash dividends may be declared and paid on the NuVox common stock so long as any shares of NuVox preferred stock are outstanding.

Item 6. Selected Financial Data.

        The following selected consolidated historical financial data of NuVox has been derived from our historical financial statements, which are included at pages F-1 to F-24. The following data should be read in conjunction with the historical consolidated financial statements of NuVox, and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this report beginning on page 36. Financial data for 2000 includes the results of operations of TriVergent Communications and of Shared Telcom Services subsequent to the dates of the acquisitions. See the unaudited pro forma condensed results of operations, combining the results of NuVox with the results of TriVergent and Shared Telcom as if these acquisitions had occurred on January 1, 1999, contained in Note 5 of the notes to NuVox’s consolidated financial statements filed pursuant to Item 8 of this report. Financial data for 2001 includes the results of operations of American Telecommunications, Inc. of Charleston and an affiliated company for the part of the year subsequent to the date of acquisition.

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

        Included in “Other Financial Data” of NuVox’s historical financial data below are adjusted EBITDA amounts. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization, and amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate, stock-based compensation expense, restructuring charge, loss on write-off of investments and the extraordinary item relating to the early extinguishment of debt. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies’ operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox’s operating results and is not intended to represent cash flow or results of operations in accordance with accounting principles generally accepted in the United States of America. NuVox’s senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations. The consolidated statements of cash flows, which include cash used in and provided by operating, investing and financing activities of NuVox, as calculated under accounting principles generally accepted in the United States of America, are included with our consolidated financial statements contained herein.

NUVOX CONSOLIDATED HISTORICAL FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998(1)
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$83,016	$14,132	$452	—
Costs and expenses:
Cost of communications services	64,849	11,855	496	—
Selling, general and administrative	101,878	51,667	16,559	$693
Stock-based compensation expense	2,814	430	—	—
Depreciation and amortization	66,198	18,041	1,955	6
Restructuring charge	—	1,560	—	—
Total costs and expenses	235,739	83,553	19,010	699
Loss from operations	(152,723)	(69,421)	(18,558)	(699)
Other income (expense):
Interest income	1,838	4,197	1,477	132
Interest expense	(13,275)	(4,593)	(215)	—
Unrealized loss on derivative instrument	(5,658)	—	—	—
Loss on write-off of investments	(5,013)	—	—	—
Equity in loss of affiliate	(279)	(686)	—	—
Total other income (expense)	(22,387)	(1,082)	1,262	132
Minority interest	271	194	—	—
Extraordinary item	—	(2,417)	—	—
Cumulative effect of change in accounting principle	(2,470)	—	—	—
Net loss	$(177,309)	$(72,726)	$(17,296)	$(567)
Net loss per share, basic and diluted	$(9.53)	$(8.94)	$(3.25)	$ (0.16)
Weighted average common shares outstanding	18,607,709	8,132,037	5,322,409	3,550,755
Other Financial Data:
Capital expenditures	$ 86,844	$ 93,727	$ 35,564	$ 153
Adjusted EBITDA	(83,711)	(49,390)	(16,603)	(693)
Cash flows from operating activities	(118,146)	(61,161)	(12,220)	(425)
Cash flows from investing activities	(89,238)	(107,349)	(37,564)	(153)
Cash flows from financing activities	148,339	211,448	84,181	29,261
	As of December 31,
	2001	2000	1999	1998
Consolidated Balance Sheet Data: Cash and cash equivalents	$46,973	$106,018	$63,080	$28,683
Property and equipment, net	256,167	252,479	33,806	148
Total assets	568,436	602,598	102,712	28,833
Long-term debt, including current maturities	163,898	98,261	20,000	—
Stockholders' equity	350,710	438,647	78,217	28,694

(1)	NuVox was organized on June 15, 1998 under the name “Gabriel Communications, Inc.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

        NuVox, Inc. is a rapidly growing, facilities-based, integrated communications provider. We position ourselves as the integrated communications provider of choice, delivering superior broadband services and customer care in 30 markets in 13 contiguous midwestern and southeastern states. We offer a wide array of broadband products and services primarily to small and medium-sized businesses in second and third tier markets. We compete with incumbent telephone companies and other providers by providing high quality, integrated voice and data services, excellent service and prices below those charged by the incumbent telephone companies.

        The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses; providing superior customer service through our local sales and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions and strategic alliances to expand and complement our business. We have been providing these products and services since we commenced commercial operations in June 1999. As of December 31, 2001, NuVox was providing services to approximately 36,000 customers with approximately 153,000 total access lines in service (including approximately 11,000 on-net customers with approximately 136,000 total access lines in service).

        In contrast to carriers that construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our “smart build” network construction strategy, we have installed our own voice and data switches but we lease our transmission facilities from incumbent telephone companies and other providers within our local markets. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as “collocation.” This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. To date, capital expenditures have been primarily for the build out of our network and operations support systems infrastructure. Future incremental network infrastructure costs are expected to be substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

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

        The development of our business and the deployment and expansion of our networks require significant expenditures, a portion of which is incurred before the realization of revenue. We have experienced negative operating cash flow from our inception through December 31, 2001 totalling approximately $194.9 million. Our negative cash flow from operations increased to $117.5 million for the year ended December 31, 2001 from $61.2 million in the same period in 2000. We expect to continue to incur negative operating cash flow for a period of time as we expand our operations and grow our customer base. Expenses are expected to exceed revenue in each location in which we offer service until a sufficient customer base is established.

Telecommunications Industry Environment

        There are a number of significant uncertainties facing the telecommunications industry during 2002 including the negative impacts of the slowing economy which have been exacerbated by the events of September 11, continuing efforts by bank lenders to reduce their telecommunications exposures which limit the options for emerging telecommunications companies to obtain additional financing, and regulatory uncertainties inherent in legislative and regulatory initiatives currently underway.

        Since March 2000, there has been a prolonged and continuing downturn in telecommunications capital markets, particularly for emerging telecommunications companies. This has made incremental capital available to only a select few best-managed companies with sound business plans. In addition, the downturn in the economy, which began in 2001 and accelerated following the events of September 11, has lessened telecommunications demand and curtailed growth rates. All of this has led a number of over-leveraged providers to shift business focus, abandon markets, curtail operations, re-capitalize and seek reorganization under the bankruptcy laws. It has also caused end users to reconsider the advisability of obtaining their communications services from alternative providers.

        In addition, the telecommunications sector is faced with significant regulatory uncertainties during 2002. The regional Bell companies are pursuing legislative initiatives designed to reverse the pro-competitive provisions of the landmark 1996 Telecommunications Act. At the same time, the FCC has commenced rulemaking proceedings which could result in regulatory relief for the regional Bell companies from some of their existing obligations to make network components available to competitors at cost-based prices. The robust local telecommunications competition envisioned when the 1996 Telecommunications Act was passed has been painstakingly slow to develop due, in large measure, to the anti-competitive practices of the incumbent carriers. The emerging telecommunications industry is dependent on aggressive regulatory enforcement to ensure the pro-competitive goals of the 1996 Act are realized.

        Despite these challenges, NuVox was able to attract meaningful amounts of incremental equity and debt financing during 2000 and 2001, and during 2001 was able to achieve significant growth. However, the financial covenants in our senior secured credit facility require that, during 2002, we effect significant quarterly increases in covenanted revenues (total revenues less resale, carrier access and reciprocal compensation revenues) and access lines installed over the levels we achieved in 2001, and, at the same time, that we effect continuing quarterly improvements in margins and achieve positive EBITDA in the fourth quarter of 2002. These aggressive targets will require us to maintain superior execution in sales, provisioning and customer service and support, while at the same time controlling and managing our operating, selling, general, administrative and capital expenditures.

        While there are many uncertainties facing NuVox and our industry during 2002, we believe that companies that can survive the current sector shake out will ultimately benefit from diminished competition as other companies disappear through bankruptcy and acquisition. This should enable the survivors to acquire customers and assets on advantageous terms, accelerate market penetration and achieve higher margins.

TriVergent Merger

        On November 1, 2000, NuVox completed its merger with State Communications, Inc., d/b/a TriVergent Communications, a broadband telecommunications company based in Greenville, South Carolina, which merged with and into a wholly-owned subsidiary of NuVox. We have integrated the operations of the two companies by restructuring into a unified organization with common salary structures, commission plans, benefit programs and payroll and e-mail systems, developing a common product portfolio throughout our entire 30-market service area, adopting common operations support system platforms for billing, collection, provisioning, trouble management, surveillance, customer service, financial and operational reporting, and other essential business functions, and aggressively pursuing cost containment measures, including reductions in network costs through use of less costly network elements and more efficient network utilization, as well as measures to contain increases in selling, general and administrative expenses.

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

American Telecommunications of Charleston Acquisition

        On February 1, 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company. NuVox paid $1.6 million in cash, issued 209,059 shares of common stock valued at $0.8 million and assumed $0.3 million of liabilities of American Telecommunications. The acquisition has been accounted for using the purchase method of accounting.

Operating Statistics

The following table provides selected operational data:

	As of December 31,
	2001	2000	1999
Markets in operation	30	30	5
Addressable market - business voice lines (in millions)	6.95	6.49	2.85
Addressable market - total voice lines (in millions)	22.67	21.19	6.6
Total access lines in service(a)	153,363	59,871	3,458
On-net access lines in service(b)	136,456	34,629	3,458
Total customers served (a)	35,763	29,993	251
Customers served, on-net(b)	11,085	3,990	251
Annualized December revenues	$107,572,000	$46,819,000	$2,457,000
On-net December revenues per broadband customer	$775	$817	$898
December gross margin (%)	31%	11%	(9.7)%
Voice switches installed	14	14	5
ATM switches installed	30	30	5
Central office collocations in service	205	243	-
Sales employees	316	198	95
Total employees	1,107	1,133	247

(a)	Includes 16,907 and 25,242 resale lines at December 31, 2001 and 2000, respectively. NuVox expects that the number of resale lines will continue to decrease as we pursue our business strategy of providing services primarily over our own network platforms.

(b)	“On-net” refers to services provided to customers over our own network platforms. During the year ended December 31, 2001, on-net lines installed totaled 115,123 lines (a 269% year-to-year increase in on-net lines installed), average installs per day increased from 269 in December 2000 to 678 in December 2001 and median provisioning intervals decreased from 43 days in December 2000 to 34 days in December 2001. All customers have signed either one, two or three year contracts.

Results of Operations

        Inasmuch as we have significantly increased the scope and size of our operations, our revenues and expenses for the year ended December 31, 2001 were significantly greater than the revenues and expenses for the year ended December 31, 2000. Also, since we are using the purchase method of accounting for acquisitions, we have only recognized revenues and related operating costs resulting from these transactions since the respective acquisition dates.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUE

        Our revenues increased 487% to $83.0 million for the year ended December 31, 2001 from $14.1 million for the year ended December 31, 2000. The substantial increase in revenue reflects the increase from five operational markets in service on January 1, 2000 to 30 operational markets in service on January 1, 2001 (including 16 markets acquired in the TriVergent merger on November 1, 2000), improvements in sales and provisioning productivity, and the impact of our development activities and acquisitions during 2000 and 2001. Revenues for the year ended December 31, 2001 attributable to the five markets in service on January 1, 2000 totaled $18.7 million, a 139% increase over $7.8 million of revenues attributable to those markets in 2000. Revenues attributable to core broadband products increased 473% from $10.7 million in 2000 to $61.4 million in 2001.

We generate revenues from:

  local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding, long distance services, which include a full range of domestic, international and toll-free long distance services, dedicated, high speed Internet access services, including DSL Internet access, website design and development, web page hosting and domain name services, audio conferencing, and remote access service, advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks, access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to the local service customers of long distance carriers, reciprocal compensation, which entitles us to compensation for terminating local calls made by customers of other carriers to our customers, and network design and installation services and telecommunications equipment sales.

        We price our local calling services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled local, long distance and data services under one, two and three year commitments.

        Local voice service revenues for the year ended December 31, 2001 and 2000 were $48.6 million and $7.5 million, respectively (of which $37.6 million and $6.2 million, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the year ended December 31, 2001 and 2000 were $12.1 million and $2.6 million, respectively. Revenues generated from Internet access, web, data and other services and products for year ended December 31, 2001 and 2000 were $22.3 million and $4.0 million respectively.

        As a result of the TriVergent and Shared Telecom acquisitions, our revenues include revenues from resale services. Resale lines in service declined 33% to 16,907 at December 31, 2001 (representing 11% of total lines in service) from 25,242 at December 31, 2000 (representing 42% of total lines in service). Resale revenues for the year ended December 31, 2001 totaled $14.9 million. Resale revenues are expected to decrease as a percentage of total revenues as we pursue our business strategy of providing services primarily over our own networks and transition business resale customers to such networks.

        A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in existing markets. Annualized revenues increased to $107.6 million based on December 2001 revenues from $46.8 million based on December 2000 revenues (a 130% year-to-year increase). Annualized broadband revenues increased 249% from $25.7 million and 55% of total revenues in December 2000 to $89.8 million and 84% of total revenues in December 2001. Annualized revenues for the five markets in service as of January 1, 2000 increased to $25 million, based on December 2001 revenues, from $10.7 million based on December 2000 revenues (a 134% year-to-year increase). We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 153,363 at December 31, 2001, of which 136,456 were on-net, as compared to 59,871 access lines in service at December 31, 2000, of which 34,629 were on-net. Total customers have grown to 35,763 as of December 31, 2001, of which 11,085 were served on-net, as compared with 29,993 customers at December 31, 2000, of which 3,990 were served on-net.

COST AND EXPENSES

        Our cost of communication services amounted to $64.8 million for the year ended December 31, 2001 compared to $11.9 million for the same period in 2000. The increase in cost of communication services resulted from the deployment of our networks and growth in access lines in service, and correlates to the increase in revenue between the year ended December 31, 2001 and 2000. Gross margin increased to 22% of revenue for the year ended December 31, 2001 as compared with a gross margin of 16% in the year ended December 31, 2000, as a result of the revenue and access line growth, and continued improvement in the utilization of our network facilities. Gross margin in the fourth quarter of 2001 was 29% as compared to 13% in the fourth quarter of 2000. Our cost of communication services includes recurring costs associated with leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies’ central offices, leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks, leasing and obtaining electrical power for our collocation facilities, leasing space used to collocate our customer access equipment in incumbent telephone companies’ central offices, purchasing long distance services for resale to our customers, and providing Internet access to our customers.

        We have interconnection agreements with Southwestern Bell, Ameritech, BellSouth, GTE/Verizon, Cincinnati Bell and Sprint/United for network and collocation facilities. The costs to lease the local loop lines and high-capacity digital transport facilities from incumbent telephone companies vary by company and are regulated by state authorities. We believe that there are multiple vendors of high-speed transport facilities in each of our markets in addition to the incumbent telephone company. These vendors are an alternate source for transport facilities and generally provide these facilities at lower costs than those charged by the incumbent telephone companies. We expect that the total cost of leasing communications services will increase with the volume of customers, and expect these costs to be a significant part of ongoing costs of services.

        We have agreements with WorldCom, Inc., Qwest Communications and Global Crossing to provide us with long distance transmission services. These agreements provide for the resale of long distance services on a per-minute basis and the Global Crossing agreement has a minimum usage requirement. We expect to exceed this minimum usage requirement over the life of the agreement. We also expect that our total costs for transmission capacity will increase as our customers’ long distance calling volume increases, and that these costs will be a significant portion of the costs we incur to provide long distance services.

        The primary expenses associated with providing Internet access to customers are the cost of interconnecting our network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

        Our selling, general and administrative expenses increased to $101.9 million for year ended December 31, 2001 compared to $51.7 million for the same period in 2000. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees from 247 at January 1, 2000 to 1,133 at December 31, 2000 and other costs associated with the expansion of our networks and services. However, selling, general and administrative expenses remained relatively constant throughout 2001 and declined to 123% of revenues in 2001 from 366% of revenues in 2000.

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

        In connection with the TriVergent merger, a portion of the purchase price was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6.0 million, and was recorded as unearned stock-based compensation and included in stockholders’ equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $2.8 million and $430,000 was recorded as amortization of stock-based compensation in the years ended December 31, 2001 and 2000, respectively.

        Depreciation and amortization expense increased to $66.2 million for the year ended December 31, 2001 from $18.0 million for the same period in 2000, including amortization of goodwill totalling $15.8 million and $2.3 million, respectively. This reflects the completion of the deployment of our 30 networks, as well as the recording of amortization of intangible assets related to acquisitions.

        Interest expense for the year ended December 31, 2001 was $13.3 million as compared to interest expense of $4.6 million in the same period in 2000. The increase in interest expense relates to borrowings and commitment fees under our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See “Liquidity and Capital Resources” below.

        Interest income is earned on the short-term investment of available cash. Interest income decreased from $4.2 million in the year ended December 31, 2000 to $1.8 million in the same period in 2001, due to decreases in our average cash balances.

        The $5.7 million unrealized loss on derivative instrument during the year ended December 31, 2001 is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement. The $5.0 million loss on write-offs of investments is attributable to the cessation of operations by two companies in which we had such investments.

        We had an operating loss of $152.7 million and negative adjusted EBITDA of $83.7 million for the year ended December 31, 2001, compared to an operating loss of $69.4 million and negative adjusted EBITDA of $49.4 million for the year ended December 31, 2000. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and grow our customer base, although the amounts have declined 24% from a peak negative adjusted EBITDA loss of $23.0 million for the three months ended March 31, 2001 to $17.4 million for the three months ended December 31, 2001.

        The implementation of statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 resulted in a $2.5 million cumulative loss due to change in accounting principle recorded during 2001.

        Our net loss for the year ended December 31, 2001 was $177.3 million compared to $72.7 million for the year ended December 31, 2000.

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

        A significant contributor to our overall revenue growth has been the addition of new markets as well as the growth in our existing markets. Annualized revenues increased to $46.8 million based on December 2000 revenues from $2.5 million based on December 1999 revenues. Annualized revenues for the five markets in service as of December 31, 1999 increased to $10.7 million, based on December 2000 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing to 59,871 at December 31, 2000, of which 34,629 were on-net, as compared to 3,458 on-net access lines in service at December 31, 1999. Total customers grew to 29,993 as of December 31, 2000, of which 3,990 were served on-net, as compared with 251 total on-net customers at December 31, 1999.

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

        A total of $430,000 was recorded as amortization of stock-based compensation in 2000.

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

        Interest expense for the year ended December 31, 2000 was $4.6 million as compared to interest expense of $215,000 in 1999. The increase in interest expense relates to borrowings and commitment fees under our former senior secured credit facility and our expanded senior secured credit facility which replaced the former facility on November 1, 2000. See “Liquidity and Capital Resources” below.

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

Liquidity and Capital Resources

        As of December 31, 2001, we had $47.0 million of cash and short-term investments, and $63.8 million of undrawn financing committed under our senior secured credit facility, providing total available capital of $110.8 million, and our net debt-to-invested-equity ratio was 21.25%.

        Our financing plan is predicated on obtaining the funding required for each market to reach positive free cash flow prior to committing to the development of that market. By using this approach, we seek to avoid being in the position of seeking additional capital to fund a market after we have already made a significant capital investment in that market. We believe that, by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

        As a result of our review during the second quarter of 2001 of our current and future business plans, financial position, market position, growth opportunities, operational and regulatory challenges, and other factors affecting our business, we determined that it was prudent and in the best interests of our investors to raise additional equity capital to fund the ongoing operations of our business. Pursuant to a rights offering during the third quarter of 2001, we raised an additional $87 million of equity from our existing investors. We had originally targeted raising $75 million but increased the size of the offering due to over-subscriptions. To further increase our financial flexibility, we plan to seek additional debt, lease and/or equity financing but have not as yet secured any commitments for any such additional financing. The risks we face that could cause us not to be fully funded include, but are not limited to, our ability to successfully market our services to current and new customers, manage and control our costs, successfully transfer new customers to our networks and borrow under our credit facility or access alternative financing sources.

        As of December 31, 2001, we have raised total equity and debt capital of $775.0 million, consisting of:

  equity capital of $400.0 million invested by NuVox stockholders, equity capital of $150.0 million invested by former TriVergent stockholders prior to the merger of TriVergent and Gabriel on November 1, 2000, and debt capital of up to $225.0 million under our senior secured credit facility.

        Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox, secured an expanded $225 million senior secured credit facility on November 1, 2000, which replaced its then existing $90 million senior credit facility. Approximately $98.2 million was drawn at that date to repay the previous secured credit facilities of Gabriel Communications Finance and TriVergent and to pay other expenses relating to the TriVergent merger. The $225 million credit facility consists of a $40 million term loan facility, a $60 million revolving credit facility, and $125 million in two-year delayed draw term loan facilities, including a $45 million facility provided by Nortel Networks, Inc. to provide financing for the purchase of equipment and services from Nortel Networks. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital and the credit facility is predicated on our 30-market business plan. Pursuant to an amendment to the terms of the facility effective September 21, 2001, borrowings are limited to no more than $175 million prior to April 1, 2002, $200 million prior to June 30, 2002 and $225 million thereafter. The lenders’ commitments to honor borrowing requests under the two-year delayed draw term loan facilities expire on November 1, 2002 if borrowings in the amount of their respective commitments are not drawn on or before such date. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2006. Interest on outstanding borrowings varies based on the borrower’s leverage ratio (the interest rate at December 31, 2001 was 6.46%). The initial commitment fee on the unused portion of the credit facility was 1.50% per annum, payable quarterly, and the rate is reduced based upon usage (the applicable commitment fee percentage at December 31, 2001 was 0.75%).

        Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the borrower and each of the borrower’s subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc., other than its unrestricted subsidiaries, and of the borrower and each of the borrower’s subsidiaries.

        The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, acquisitions, capital expenditures, dividends and other specified transactions and payments, and require the borrower and NuVox to maintain operating and financial performance measures at the end of each calendar quarter, including not exceeding specified levels of adjusted EBITDA loss, achieving specified minimum levels of adjusted revenues (gross revenues less resale, carrier access and reciprocal compensation revenues), access lines and gross profit and maintaining specified levels of minimum available cash (which, for purposes of the covenants, means the sum of the unused commitments under the credit facility plus our cash and cash equivalents). For each fiscal quarter ending on or prior to June 30, 2003, we must meet or exceed the following financial covenants:

	Mininum Adjusted Revenues	Minimum Access Lines	Minimum Gross Profit	Maximum adjusted EBITDA Loss/Minimum adjusted EBITDA	Minimum Available Cash

1Q02	$25.7 million	162,000	$11.5 million	$(14.1 million)	$67.0 million
2Q02	31.4 million	196,000	14.9 million	(9.8 million)	43.5 million
3Q02	37.7 million	233,000	18.8 million	(5.3 million)	23.5 million
4Q02	44.4 million	272,000	23.2 million	100,000	7.0 million
1Q03	51.8 million	313,000	30.4 million	8.9 million	5.0 million
2Q03	59.0 million	356,000	34.4 million	13.0 million	5.0 million

        The credit facility contains provisions for increases and decreases of such financial covenant amounts in the event of certain acquisitions or asset sales, respectively, for which total consideration, when aggregated with the consideration paid or received in all other acquisitions or asset sales since September 21, 2001 or since the date of any future adjustment, exceeds $5 million in the aggregate.

        We have heretofore maintained full compliance with each of our applicable financial covenants. However, there can be no assurance that we will be able to achieve the results required by our financial covenants and actual results may vary materially from those required by our credit facility as a result of the risks we face, including the risks that we may not be able to achieve the required levels of sales growth and revenue per line. The restrictive covenants in our credit facility effectively prohibit us from paying any cash dividends on our common stock and preferred stock for the foreseeable future.

        Borrowings under the credit facility during the year ended December 31, 2001 totaled $63.0 million (including $18 million borrowed from Nortel Networks) and outstanding borrowings totaled $161.2 million at December 31, 2001 (including $32 million of outstanding borrowings from Nortel Networks) at an interest rate of 6.46%.

        The following tables summarize, as of December 31, 2001, our contractual payment obligations related to existing debt and lease agreements, as well as various other obligations and contingent commitments:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$ 163,898	$ 94	$ 48,658	$ 115,146	$ —
Lease Obligations	43,381	7,594	17,134	8,589	10,064
Other Long-Term Obligations(1)	10,700	2,200	8,500	—	—
Total Contractual Cash Obligations	$217,979	$9,888	$74,292	$123,735	$10,064

(1)	Long distance capacity agreements

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of Credit	$ —	$ —	$ —	$ —	$ —
Standby Letters of Credit	1,236	1,236	—	—	—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Total Other Commercial Commitments	$1,236	$1,236	$ —	$ —	$ —

        For the year ended December 31, 2001 and 2000, capital expenditures totaled $86.8 million and $93.7 million, respectively. Such capital expenditures have included the costs of assets necessary for deploying the networks in our initial 30 markets (including capital expenditures associated with the former TriVergent markets since the date of acquisition), establishing our network operations control centers and providing the operations and other support systems necessary for our business. We estimate that our capital expenditures for 2002 will total approximately $45.0 million.

        We will continue to deploy capital for the development of our existing markets and to allow for demand-driven capital spending. In response to demand initially encountered for our services, we may consider the development of additional markets beyond our initial 30 markets. However, we intend to continue our financing plan of obtaining the funding necessary to support additional markets prior to committing to the development of any additional markets. In addition, we may require additional funding to take advantage of additional opportunities, effect acquisitions, develop new services or otherwise respond to changing business conditions or developments in the telecommunications industry.

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

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and the disclosure of our contingent assets and liabilities at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting period. We base our estimates and assumptions upon historical experience and on various other factors that we believe to be reasonable based upon available information.

        The following critical accounting policies, among others, involve subjective and complex judgments about inherently uncertain matters and are important to the portrayal of our financial condition and results:

  valuation of long-lived assets;
  estimating the allowance for doubtful accounts receivable; and
  valuation of goodwill and acquired intangible assets.

     Long-lived assets. Our long-lived assets include network equipment, leasehold improvements, computer hardware and software, office equipment, furniture and fixtures, vehicles, and construction-in-progress. We record these assets at our cost and depreciate our carrying values using the straight-line method over their estimated useful lives. The estimated useful lives of our network equipment range from five to seven years. The estimated useful lives of our other property and equipment range from two to seven years.

        We would reduce the carrying value of an asset if we determined that an impairment in value has occurred. We measure the recoverability of the carrying amount of an asset by comparing such amount to our estimate of the future undiscounted cash flows that we expect will be generated by our use of that asset. We would recognize an impairment loss if we determined that the amount of such cash flows was likely to be less than the carrying amount of the asset. Factors which could cause an impairment loss would include obsolescence, failure of particular equipment to perform as we expected, or technological changes. We have not recognized any impairment loss through December 31, 2001.

        Allowance for doubtful accounts. When we prepare our financial statements, we must make estimates of the collectibility of our accounts receivable. To do this, we perform on-going credit evaluations of our end-user customers and, based upon payment history and the customer’s credit worthiness, we request deposits from customers when we determine this is prudent based on the customer’s credit profile. We continuously monitor collections and payments from our customers, including other carriers, and maintain a provision for estimated credit losses based on historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same rates of credit losses that we have in the past. As of December 31, 2001, our accounts receivable balance was $18 million, net of our allowance for doubtful accounts of $2.7 million. During 2001, we increased our provision for doubtful accounts by $3.8 million, or 3.3% of revenues, and we recorded write-offs of uncollected accounts receivable totalling $2.1 million.

        Goodwill and acquired intangible assets.We reassess the carrying value of goodwill and acquired intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, and
  significant declines in the stock prices of publicly-traded comparable companies.

        When we determine that the carrying value of goodwill and acquired intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow method. Through December 31, 2001, projected cash flows were analyzed on an undiscounted basis and without interest charges in accordance with Statement of Financial Accounting Standards No. 121. Under this methodology we have not recorded any impairment loss through December 31, 2001.

        On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective for the Company and, as a result, we will cease to amortize our remaining $228.6 million of goodwill and we will assess our unamortized goodwill at least annually for impairment in accordance with the provisions of SFAS No. 142.

Impact of Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141,Business Combinations. This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting to be used for business combinations. The standard is effective for acquisitions initiated after June 30, 2001.

        In June 2001, the FASB also issued SFAS No. 142,Goodwill and Other Intangible Assets. We adopted this standard on January 1, 2002. Under SFAS 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. Our goodwill amortization for the years ended December 31, 2001 and 2000 was $15.8 million and $2.3 million, respectively. As of December 31, 2001, we had unamortized goodwill of $228.6 million, which is subject to the provisions of SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our unamortized goodwill in 2002 and an impairment review at least annually thereafter through the application of a fair value-based test. SFAS No. 142 identifies discounted projected cash flows, multiples of earnings of revenue, or similar performance measures as appropriate techniques in determining fair value. Based upon a preliminary evaluation under these new guidelines, we estimate that a possibly substantial goodwill impairment loss will be recognized upon implementation of SFAS No. 142, based upon current market conditions. We will complete our initial impairment review of our unamortized goodwill during the first half of 2002.

        In June 2001, the FASB issued SFAS No., 143,Accounting for Asset Retirement Obligations.We will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisitions, construction, or development or the normal operation of long-lived assets. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.Based upon a preliminary evaluation we do not believe that the adoption of this standard will have a material impact on our consolidated financial position or results of operations upon adoption on January 1, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        At December 31, 2001 and December 31, 2000, the carrying value of our debt obligations was $163.9 million and $98.2 million respectively and the weighted average interest rate on our debt obligations was 6.46% and 11.02% respectively. Because the interest rates on our debt obligations are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the year ended December 31, 2001 and 2000 would have been increased by $1.3 million and $337,000 respectively.

        The terms of our senior secured credit facility require us to maintain agreements to hedge against such interest rate risks with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the outstanding indebtedness thereunder. Accordingly, effective March 30, 2001, we have in place a derivative financial agreement which includes an interest rate swaption agreement and interest rate cap and floor agreements. This agreement limits our exposure to and benefits from interest rate fluctuations on our variable rate debt within a certain range of rates. At December 31, 2001, the fair value of this interest rate collar agreement was $(9.3) million. The fair value of this interest rate collar agreement is estimated based on quotes from brokers and represents the estimated amount we would expect to pay to terminate the agreement on December 31, 2001. During 2001, we recorded a $5.7 million unrealized loss on derivative instrument and a $2.5 million cumulative loss due to change in accounting principle, both of which are attributable to decreases in the fair value of this interest rate collar agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth the executive officers and directors of NuVox.

Name	Age	Position(s)
Executive Officers
David L. Solomon	42	Chief Executive Officer, Chairman and Director
G. Michael Cassity	52	President and Chief Operating Officer and Director
John P. Denneen	61	Executive Vice President - Corporate Development and Legal Affairs and Secretary
Marguerite A. Forrest	47	Senior Vice President - Human Resources and Administration and Assistant Secretary
Michael E. Gibson	43	Senior Vice President and Chief Financial Officer
Michael C. Morey	43	Senior Vice President - Sales and Marketing
Paul A. Pitts	49	Senior Vice President - Operations, Planning and Engineering
Josephine Young	50	Senior Vice President - Chief Information Officer
Non-Management Directors
Robert R. Gheewalla	34	Director
Charles S. Houser	58	Vice Chairman and Director
L. Watts Hamrick, III	42	Director
Michael R. Hannon	41	Director
William Laverack, Jr.	44	Director
G. Jackson Tankersley, Jr.	52	Director
Jack Tyrrell	55	Director

        NuVox’s board of directors is classified into three classes of three board seats each. The terms of Messrs. Tankersley, Gheewalla and Tyrrell will expire in 2002, the terms of Messrs. Hannon, Houser and Solomon will expire in 2003 and the terms of Messrs. Cassity, Hamrick and Laverack will expire in 2004. There are no arrangements or understandings between any of the directors, executive officers, or any other persons pursuant to which any of NuVox’s directors or executive officers have been selected for their respective positions.

        The board of directors has an executive committee, a finance committee, an audit committee and a compensation committee. Directors are not compensated for their services as directors, but non-employee directors are reimbursed for expenses incurred in connection with their attendance at board and committee meetings.

Executive Officers

        David L. Solomon, chief executive officer, chairman and a director of NuVox, is an experienced telecommunications entrepreneur. He served as executive vice president and chief financial officer of Brooks Fiber from 1994 until its acquisition by WorldCom in 1998. During this period, he played a major role in its capital raising and growth activities, raising more than $1.5 billion of debt and equity and completing numerous acquisitions. Prior to joining NuVox in December 1999, Mr. Solomon served as an advisor to Diveo Broadband Networks, Inc., a competitive telecommunications provider with operations throughout South America, and he also serves as a director of that company. Mr. Solomon is also an investment director and founder of Meritage Private Equity Fund, L.P., a private investment fund specializing in communications network and services companies. Prior to joining Brooks Fiber, he was a partner of KPMG LLP, where he gained more than 13 years’ public company accounting and financial experience. He is a member of the American Institute and Tennessee Society of CPAs.

        G. Michael Cassity, president and chief operating officer and a director of NuVox, since the TriVergent merger, became TriVergent’s president and chief operating officer and a director in March 2000. He has more than 29 years of leadership experience in the telecommunications industry. Prior to joining TriVergent, Mr. Cassity served as vice president and chief procurement officer of BellSouth Corporation, vice president of network operations for BellSouth’s northern states, vice president of BellSouth’s strategic management unit and vice president of organization planning and development. Prior to becoming an officer at BellSouth, Mr. Cassity served in numerous positions including network operations, human resources, strategic planning, financial management, corporate and community affairs and regulatory vice president for Tennessee. He is a member of the Board of Directors of Visual Networks, Inc.

        John P. Denneen, executive vice president – corporate development and legal affairs, since August 1999 and secretary of NuVox since November 1998, has more than 35 years of experience in U.S. and international corporate and business law with particular emphasis on securities transactions, mergers and acquisitions, corporate finance and joint ventures. Prior to joining NuVox, Mr. Denneen was a senior partner of Bryan Cave LLP, a leading international law firm, for over 12 years, where he headed the legal teams that assisted Brooks Fiber in issuing more than $1.5 billion of debt and equity securities and completing numerous acquisitions, concluding with its $3 billion merger with WorldCom, Inc. While at Bryan Cave LLP, Mr. Denneen also represented several other competitive telecommunications providers in connection with their capital raising activities.

        Marguerite A. Forrest, senior vice president – human resources and administration and assistant secretary of NuVox, brings more than 20 years of professional management, operational and technical experience in the communications industry. Prior to joining NuVox in June 1998, Ms. Forrest served as vice president and assistant secretary for Brooks Fiber. She was a member of the start-up management team since that corporation was founded in 1993, charged with the responsibilities for human resources, corporate administration and shareholder communication. Previous management and technical experience included responsibility for drafting and system design activities for Cencom Cable Associates, Group W Cablevision and Telcom Engineering, Inc. Ms. Forrest is the sister-in-law of Michael E. Gibson, senior vice president and chief financial officer of NuVox.

        Michael E. Gibson, senior vice president and chief financial officer of NuVox since January 2000, is highly experienced in financial operations in the telecommunications industry. Most recently, Mr. Gibson has been employed as a financial advisor to telecommunications start-up companies, playing a major role in negotiating and closing over $250 million of debt and equity financing during 1999. He served as vice president and treasurer of Brooks Fiber from that company’s inception in 1993 until its acquisition by WorldCom in 1998. Mr. Gibson oversaw all activities related to financial operations, planning and analysis, including acquisitions, treasury, SEC reporting and risk management. Prior to joining Brooks Fiber, Mr. Gibson served as a finance director for Cencom Cable for five years, with responsibility for budgeting, financial planning, accounting, payment processing and human resources. Prior to joining Cencom Cable, Mr. Gibson was an audit manager at Arthur Andersen & Co., gaining extensive experience in providing auditing and business advisory services mainly to telecommunications and cable television companies. Mr. Gibson is the brother-in-law of Ms. Forrest.

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

        Paul A. Pitts, senior vice president – operations, planning and engineering, joined NuVox at the time of the TriVergent merger. Before joining TriVergent in May 2000, Mr. Pitts was employed at South Central Bell, Bellcore, and BellSouth. From 1999 to 2000 he was General Manager of Network Operations for BellSouth in Upstate South Carolina. He managed a variety of functions, including installation, provisioning, maintenance, construction, Central Office operations, and engineering. Mr. Pitts also served BellSouth as Regional Director of Network Systems Support, overseeing network operating system platforms, performance contracts, and software security, and as Regional Director of Network Reliability and Systems Support, supporting the Network Reliability Centers and supervising the Regional Emergency Control Center and Disaster Recovery Operations.

        Josephine Young, senior vice president – chief information officer, joined NuVox in May 2001. She has more than 20 years of leadership, project management, and quality and process improvement experience in Information Technology and software management. She has worked in the telecommunications, medical, financial, and aerospace industries. Ms. Young came to NuVox from Digital Access, Inc. where she was Senior Vice President/CIO. She also has held leadership positions with XO Communications, FHP Healthcare, and Southern Pacific Telecommunications. In her career, Ms. Young had successfully led many high profile, business-critical projects by building teams, creating internal partnerships, and guiding professionals in setting and achieving goals.

Non-Management Directors

        Robert R. Gheewalla, a director of NuVox since December 2001, is a managing director of Goldman, Sachs & Co. responsible for its telecommunications private equity investments. He joined Goldman, Sachs & Co. in 1989 and became vice president in 1998 and a managing director in 2000.

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

        L. Watts Hamrick, III has been a director of NuVox since November 2000 and previously had been a director of TriVergent since October 1998. Mr. Hamrick has been a senior vice president with Wachovia Capital Partners, Inc. (formerly First Union Capital Partners, Inc.), an equity and mezzanine capital investment group of Wachovia Corporation, since March 1995. Mr. Hamrick joined First Union Capital Partners in 1988. Prior to joining First Union Capital Partners, Mr. Hamrick was a senior tax consultant at Price Waterhouse in New York.

        Michael R. Hannon, a director of NuVox since May 2000, is a partner of J. P. Morgan Partners, LLC, a global private equity fund with over $30 billion under management. Mr. Hannon has been affiliated with J. P. Morgan Partners and its predecessors since January 1988. His duties at J. P. Morgan Partners include being co-head of its Technology, Media and Telecommunications practice. Mr. Hannon is currently a director of Entercom Communications.

        William Laverack, Jr., a director of NuVox since December 1998, has been managing director of Whitney & Co. since 1993. Previously, he was with Gleacher & Co., Inc. and Morgan Stanley & Co., Incorporated. He is a director of HOB Entertainment, Inc., NeuroMetrix, Inc., Knology, Inc. and Informio, Inc.

        G. Jackson Tankersley, Jr., a director of NuVox since October 2001, is founder and principal of Meritage Private Equity Funds. Prior to founding Meritage in 1998, he served as a general partner for each of the private equity partnerships of The Centennial Funds, a venture capital investing entity he co-founded in 1981. He is a director of Inflow, Ecrix and Masergy, Meritage portfolio companies.

        Jack Tyrrell, a director of NuVox since November 2000, previously had been a director on TriVergent’s board since October 1998. Currently a managing partner at Richland Ventures, Mr. Tyrrell has been a founding partner of five venture capital funds since 1985. Mr. Tyrrell has served on the boards of Regal Cinemas, Six Flags, Oxford Health Plans, Medaphis and Regent Communications and currently serves on the boards of several private companies.

Item 11. Executive Compensation.

         The following table sets forth all compensation awarded, earned or paid for fiscal 1999, 2000 and 2001 to (i) NuVox’s chief executive officer, and (ii) the persons who constitute the four most highly compensated executive officers of NuVox based upon compensation earned or paid for fiscal 2001 other than the chief executive officer, to whom we refer to collectively as the “named executive officers.”

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Securities Underlying Options and Warrants (#)(3)	All Other Compensation ($)(4)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)
David L. Solomon, Chairman and Chief Executive Officer	2001 2000 1999	400,000 325,000 —	— 225,000 —	23,008(5) 207,427(5) —	2,000,000 350,000 2,586,538	5,100 6,500 —
G. Michael Cassity, President and Chief Operating Officer(6)	2001 2000 1999	300,000 40,000 —	— 125,000 —	— 18,655(7) —	1,500,000 250,000 —	— — —
John P. Denneen, Executive Vice President - Corporate Development and Legal Affairs and Secretary	2001 2000 1999	205,000 185,000 70,833	— 83,250 28,333	— — 114,342(8)	700,000 230,000 401,923	5,100 3,700 —
Michael E. Gibson, Senior Vice President and Chief Financial Officer(9)	2001 2000 1999	180,000 160,000 —	— 64,000 —	— — —	400,000 419,231 —	5,100 800 —
Marguerite A. Forrest, Senior Vice President - Human Resources and Administration and Assistant Secretary	2001 2000 1999	145,000 130,000 120,000	— 52,000 24,000	— — —	375,000 125,000 50,000	4,350 2,600 —

(1)	Represents bonuses earned in the reported year, which were paid in the following year. The payment of bonuses is at the discretion of the compensation committee of the board of directors.
(2)	Except as disclosed in footnotes 5, 7 and 8, the value of incidental personal perquisites furnished by NuVox to the named executive officers during 1999, 2000 and 2001 did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3)	Represents shares of NuVox stock subject to compensatory stock options and warrants granted during the year.
(4)	Reflects matching contributions made under NuVox’s 401(k) plan.
(5)	Mr. Solomon was elected vice chairman and chief executive officer of NuVox in December 1999. Represents (a) 33,333 shares of common stock awarded in lieu of $100,000 of Mr. Solomon’s bonus award for 2000 and (b) use of a company apartment and automobile in St. Louis and reimbursement of travel expense between his office in Nashville and his office in St. Louis, in accordance with the terms of his employment agreement, which in the aggregate totaled $107,427 in 2000 and $23,008 in 2001.

(6)	Mr. Cassity was formerly president and chief operating officer of TriVergent and became president and chief operating officer of NuVox effective upon the closing of the TriVergent merger on November 1, 2000.

(7)	Represents reimbursement of relocation expenses.

(8)	Mr. Denneen was elected executive vice president - corporate development and legal affairs of NuVox in August 1999. Represents (a) the excess of the fair market value of 30,000 shares of NuVox common stock sold to Mr. Denneen on September 24, 1999 over the amount paid by him for such shares, plus an amount reimbursed during 1999 for the payment of taxes on such excess, which in the aggregate totaled $112,842 and (b) other personal benefits.

(9)	Mr. Gibson was elected senior vice president and chief financial officer of NuVox in January 2000.

        The following table sets forth information regarding Series F-1 preferred stock option grants under the NuVox 2001 Incentive Stock Plan to the named executive officers during the fiscal year ended December 31, 2001. None of such options was exercisable as of December 31, 2001 and no stock appreciation rights were granted during 2001.

Option Grants In Last Fiscal Year

	Individual Grants
Name	Number of securities underlying options/warrants granted (#)	Percent of total options/warrants granted to employees in 2001	Exercise price ($/Sh)(1)	Expiration Date (2)(3)	Potential realizable value at assumed annual rates of stock price appreciation for option term ($)(4)
					5%	10%
David L. Solomon	2,000,000	11.17	$0.59	10/16/11	740,000	1,880,000
G. Michael Cassity	1,500,000	8.38	$0.59	10/16/11	555,000	1,410,000
John P. Denneen	700,000	3.91	$0.59	10/16/11	259,000	658,000
Michael E. Gibson	400,000	2.23	$0.59	10/16/11	148,000	376,000
Marguerite A. Forrest	375,000	2.09	$0.59	10/16/11	138,750	352,500

(1)	The exercise price was set by the compensation committee of NuVox’s board of directors at a price of not less than 80% of the fair market value of the Series F-1 preferred stock of NuVox on the date of grant in accordance with the terms of the 2001 Stock Incentive Plan.

(2)	The plan pursuant to which the options and warrants were granted provides for earlier expiration dates upon the option holder’s termination of employment.
(3)	All options vest and become exercisable as follows: 12/36 upon completion of one year of continuous employment subsequent to the date of grant (10/16/01) and an additional 1/36 upon completion of each full month of continuous employment thereafter.

(4)	The dollar amounts under the 5% and 10% columns were calculated as required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the stock of NuVox. The amounts shown reflect differences between the exercise price and the assumed appreciation price at the assumed annual rates of appreciation through the tenth anniversary of the dates of grant.

        The following table sets forth information regarding aggregate common stock option/warrant exercises during the fiscal year ended December 31, 2001 and the number and value of exercisable and unexercisable options and warrants to purchase NuVox common stock held by the named executive officers as of December 31, 2001.

Aggregated Common Stock Option/Warrant Exercises in Last Fiscal Year and
Fiscal Year-End Option/Warrant Values

Name	Shares Acquired on Exercise (#)	Number of securities underlying unexercised options/warrants at December 31, 2001 (#)		Value of unexercised in-the-money options/warrants at December 31, 2001 ($) (1)
		Exercisable	Unexercisable	Exercisable	Unexercisable
David L. Solomon	—	2,369,870	566,668	—	—
G. Michael Cassity	—	359,832	719,667	—	—
John P. Denneen	—	411,922	220,001	—	—
Michael E. Gibson	—	235,897	183,334	—	—
Marguerite A. Forrest	—	161,537	100,001	—	—

(1)	There is no public market for any of NuVox’s securities. However, the aggregate liquidation preferences of NuVox’s Convertible Preferred Stock exceed $687 million. Accordingly, based on comparable public company valuations, NuVox does not believe that the common stockholders would have received any distribution upon a liquidation of NuVox at December 31, 2001 and, accordingly, does not believe that any of its common stock options were in-the-money at December 31, 2001.

        The following table sets forth information regarding participation grants under the NuVox, Inc. 2001 Performance Plan to the named executive officers during the fiscal year ended December 31, 2001.

Long-Term Incentive Plans — Awards in Last Fiscal Year

		Estimated Future Payouts Under Non-Standard Price-Based Plans
Name	Percentage Participation in Pool (1)	Equity Value at or Below Initial Threshold Amount	At Equity Value of $500 Million(2)	At Equity Value of $1.0 Billion (2)
David L. Solomon	24.25	—	$2,895,450	$11,865,525
G. Michael Cassity	19.00	—	2,268,600	9,296,700
John P. Denneen	4.00	—	477,600	1,957,200
Michael E. Gibson	2.75	—	328,350	1,345,575
Marguerite A. Forrest	2.50	—	298,500	1,223,250

(1)	Represents percentage participations in Pool established under the NuVox, Inc. 2001 Performance Plan. The Pool is limited to the amount, if any, allocated upon the occurrence of a Valuation Event (a Change in Control or initial public offering). No amount shall be payable if the equity value of NuVox as of the date of the Valuation Event does not exceed the Initial Threshold Amount ($301 million plus the aggregate liquidation preferences of any future issuances of preferred stock which is senior to, or pari passu with, NuVox’s Series D Convertible Preferred Stock or which is senior to NuVox’s Series E Convertible Preferred Stock, other than any issuances of Series D preferred stock upon exercise of presently outstanding warrants). If the equity value of NuVox as of the date of the Valuation Event is equal to, or less than, the sum of $781 million plus the aggregate liquidation preferences of any such future issuances, the amount allocated to the Pool shall be 6% of the amount by which such equity value exceeds the Initial Threshold Amount and if such equity value is more than the sum of such amounts, the amount allocated to the Pool shall be 7% of the amount by which such equity value exceeds the Initial Threshold Amount.
(2)	Represents an implied payout at each of the specified equity values (assuming an Initial Threshold Amount of $301 million).

Employment Agreements

        NuVox has entered into employment agreements with each of the named executive officers, copies of which have been filed as exhibits to this report.

        The terms of these agreements will expire on December 31, 2002, with respect to Mr. Solomon, and on varying dates from February 15, 2003 to October 31, 2003 for the other named executive officers, unless sooner terminated or extended. As compensation for their respective services, each officer will receive an annual base salary at a rate determined by NuVox’s compensation committee, which may be increased but not decreased (except, in the case of certain of the named executive officers, as a result of an across-the-board adjustment affecting all of NuVox’s most senior executives proportionately). Mr. Solomon has agreed to reduce his contractually provided salary for 2002 from $475,000 to $400,000. Each of the named executive officers is also eligible for an annual performance bonus at varying maximum percentages of his or her annual base salary. These percentages are 100% for Mr. Solomon and range from 30% to 50% for the other named executive officers. Mr. Solomon’s annual bonus may be paid, at his option, in any combination of cash or shares of our Series F preferred stock.

        Upon termination of the employment of any of the named executive officers, he or she will be eligible, depending on the reason for termination, for the salary and lump sum payments and benefits described below:

  if his or her employment is terminated by death or incapacity, the named executive officer will receive 12 months of base salary and the maximum bonus for which he or she was eligible in the year in which the termination occurred, and, in the case of Messrs. Solomon and Denneen, his unvested stock options and participation grants will become exercisable, if the named executive officer (other than Mr. Cassity) is terminated without “good cause,” as defined in the agreements, he or she will receive his or her salary for the remainder of the year (in the case of Messrs. Solomon and Denneen) and for the remainder of the month (in the case of the other named executive officers) and an amount equal to two times his then current annual base salary and benefits for the remainder of the term of the agreement, in the case of Messrs. Solomon and Denneen, and, in the case of the other named executive officers, salary for 12 months thereafter and benefits for 12 months (or the balance of the term if shorter), in each case subject to offset if such named executive officer accepts alternative employment during the payment period, and his or her unvested stock options and participation grants will become exercisable, if the named executive officer (other than Mr. Cassity) resigns for "good reason" as defined in the agreements, he or she will receive his or her salary and benefits for a period of 12 months thereafter, in each case, other than Messrs. Solomon and Denneen, subject to offset if the named executive officer accepts alternative employment during the payment period, and his or her unvested stock options and participation grants will be forfeited, if Mr. Cassity terminates his employment agreement for “Good Reason”, as defined in his agreement (including as a result of a breach thereof by NuVox), prior to a “change in control” as defined in his agreement, he will continue to be entitled to receive his salary, bonus and benefits until the first anniversary of his termination, and, if after a “change in control,” until the later of the first anniversary or March 6, 2003, and his unvested stock options will become exercisable, if employment is terminated following a “change of control,” as defined in the agreements, the named executive officer will receive salary for the balance of the year, benefits for the balance of the term and an amount equal to three times, in the case of Messrs. Solomon and Denneen, and two times in the case of the other named executive officers, of his or her then current annual base salary and the maximum bonus for which he or she was eligible for that year, and, except in the case of Mr. Cassity, his or her unvested stock options and participation grants will become exercisable, and if the employee is terminated with “good cause” or if the employee resigns without "good reason", he or she shall receive only the salary and benefits accrued through the termination date, and his or her unvested stock options and participation grants will be forfeited.

        If any such payment would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such tax, the named executive officer, other than Mr. Cassity, would also be entitled to receive an additional payment, net of income and excise taxes, to compensate him or her for such tax, interest and penalties.

Compensation Committee Interlocks and Insider Participation

        None of the members of the compensation committee of the board of directors is or has been an officer or employee of NuVox or any of its subsidiaries. In addition, none of the members of the compensation committee had any relationships with NuVox or any other entity that require disclosure under the SEC’s rules and regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The table below sets forth information regarding the beneficial ownership of NuVox’s voting securities as of March 1, 2002 by each person or entity who is known by NuVox to beneficially own 5% or more of any class of NuVox’s voting securities, each of NuVox’s directors,
  each of the named executive officers of NuVox and
  all of NuVox’s directors and executive officers as a group.

        Unless otherwise indicated below, the individuals listed below maintain a mailing address of c/o NuVox, Inc., 16090 Swingley Ridge Road, Suite 500, Chesterfield, Missouri 63107. Unless otherwise indicated below, to NuVox’s knowledge, each person or group identified possesses sole voting and investment power with respect to the shares beneficially owned by that person or group, subject to community property laws where applicable.

        The number of shares and percentages are determined on the basis of 521,925,926 shares, which is the total number of outstanding shares of common stock that would be outstanding assuming exercise of all outstanding warrants for Series E preferred stock (by surrendering shares of NuVox common or preferred stock as consideration for the exercise price) and conversion of all outstanding shares of preferred stock.

Beneficial Owner (includes related entities)	Voting Securities	Percentage of Voting Securities

5% Stockholders
Goldman, Sachs & Co. affiliates(1)	94,950,128	18.19%
Whitney & Co. (2)	72,283,534	13.85%
J.P. Morgan Partners, LLC (3)	58,439,385	11.20%
Meritage Private Equity Fund L.P. (4)	44,071,798	8.44%
Moore Group(5)	37,327,653	7.15%
Richland Group(6)	31,810,569	6.09%
Brooks Investments, L.P. (7)	30,407,881	5.83%
Directors and Executive Officers
William Laverack, Jr. (2)	72,283,534	13.85%
Michael R. Hannon (3)	58,439,385	11.20%
G. Jackson Tankersley, Jr. (4)	44,071,798	8.44%
Jack Tyrrell(6)	31,810,569	6.09%
L. Watts Hamrick, III(8)	21,323,550	4.09%
Charles S. Houser (9)	11,982,278	2.30%
David L. Solomon(10)	4,168,604	*
G. Michael Cassity(11)	2,154,545	*
Marguerite A. Forrest (12)	2,296,627	*
John P. Denneen(13)	1,390,675	*
Michael E. Gibson (14)	556,042	*
Paul A. Pitts(15)	154,839	*
Michael C. Morey(16)	95,000	*
Josephine Young	—	—
Robert R. Gheewalla (1)	—	—
Directors and executive officers, as a group (15 persons)(17)	250,727,446	47.99%

*	less than 1%
(1)	Includes (i) 6,699,077 shares of Series D preferred stock, 13,625,244 shares of Series E-1 preferred stock, 572,260 shares of Series E-7 preferred stock, and 35,766,255 shares of Series E-12 preferred stock. Also includes 565,839 shares of common stock and 7,457,245 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by GS Capital Partners III, L.P., (ii) 1,841,653 shares of Series D preferred stock, 3,745,737 shares of Series E-1 preferred stock, 157,321 shares of Series E-7 preferred stock, and 9,832,557 shares of Series E-12 preferred stock. Also includes 155,554 shares of common stock and 2,050,082 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by GS Capital Partners III Offshore, L.P., (iii) 309,270 shares of Series D preferred stock, 629,022 shares of Series E-1 preferred stock, 26,419 shares of Series E-7 preferred stock, and 1,651,188 shares of Series E-12 preferred stock. Also includes 26,122 shares of common stock and 344,273 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Goldman, Sachs & Co. Verwaltungs GmbH, (iv) 1,536,339 shares of Series E-1 preferred stock and 64,526 shares of Series E-7 preferred stock. Also includes 17,600 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Stone Street Fund 1998, L.P., (v) 463,659 shares of Series E-1 preferred stock and 19,474 shares of Series E-7 preferred stock. Also includes 5,311 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Bridge Street Fund 1998, L.P., (vi) 590,000 shares of Series D preferred stock and 3,150,000 shares of Series E-12 preferred stock. Also includes 46,201 shares of common stock and 621,972 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants owned by Stone Street Fund 2000 LP; and (vii) 393,333 shares of Series D preferred stock and 2,100,000 shares of Series E-12 preferred stock. Also includes 13,943 shares of common stock and 472,652 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Bridge Street Special Opportunities Fund 2000, LP. Mr. Robert R. Gheewalla is a Vice President of Goldman, Sachs & Co. but not does not share, and disclaims, beneficial ownership in these shares. Goldman, Sachs & Co. and Mr. Gheewalla maintain a mailing address at 85 Broad Street, New York, NY 10004.

(2)	Includes (i) 1,484,443 shares of Series D preferred stock and 14,647,059 shares of Series E-1 preferred stock. Also includes 167,799 shares of common stock and 1,484,443 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by J.H. Whitney III, L.P., (ii) 5,415,757 shares of Series D preferred stock and 42,750,001 shares of Series E-12 preferred stock. Also includes 489,753 shares of common stock and 5,415,757 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by J.H. Whitney IV, L.P., and (iii) 35,769 shares of Series D preferred stock and 352,941 shares of Series E-1 preferred stock. Also includes 4,043 shares of common stock and 35,769 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Whitney Strategic Partners III, L.P. Mr. William Laverack, Jr. is a managing director of Whitney & Co. and shares but disclaims beneficial ownership in these shares. Whitney & Co. and Mr. Laverack maintain a mailing address at 4 Stamford Plaza, Stamford, CT 06902.
(3)	Includes (i) 10,000,000 shares of Series D preferred stock, 5,000,001 shares of Series E-1 preferred stock, and 27,000,001 shares of Series E-12 preferred stock, and (ii) 366,598 shares of common stock and 16,072,785 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants. J.P. Morgan Partners (SBIC), LLC is controlled by J.P. Morgan Partners, L.L.C. Mr. Michael R. Hannon is a partner of J.P. Morgan Partners, LLC and shares but disclaims beneficial ownership in these shares. J.P. Morgan Partners, LLC and Mr. Hannon maintain a mailing address at 1221 Avenue of the Americas, 39thFloor, New York, NY 10020.
(4)	Includes (i) 4,384,000 shares of Series D preferred stock, 10,960,000 shares of Series E-2 preferred stock, and 17,536,001 shares of Series E-12 preferred stock. Also includes 326,456 shares of common stock and 5,435,695 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Private Equity Fund L.P., (ii) 536,000 shares of Series D preferred stock, 1,340,000 shares of Series E-2 preferred stock, and 2,144,002 shares of Series E-12 preferred stock. Also includes 39,913 shares of common stock and 664,584 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Private Equity Parallel Fund L.P., and (iii) 80,000 shares of Series D preferred stock, 200,000 shares of Series E-2 preferred stock, and 319,998 shares of Series E-12 preferred stock. Also includes 5,956 shares of common stock and 99,193 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Meritage Entrepreneurs Fund, LP. Each of these entities maintains a mailing address at 1600 Wynkoop, S300, Denver, Colorado 80202. Mr. David L. Solomon is an investment director of Meritage Private Equity Fund, L.P. and may share but disclaims beneficial ownership in these shares.
(5)	Includes (i) 1,496,438 shares of Series D preferred stock and 7,382,713 shares of Series E-3 preferred stock. Also includes 82,484 shares of common stock and 1,496,438 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Global Investments, Ltd., (ii) 7,382,714 shares of Series E-3 preferred stock. Also includes 82,484 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Overseas Technology Investment Fund, LDC, (iii) 7,382,714 shares of Series E-3 preferred stock. Also includes 82,484 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Technology Venture Fund, LLC, (iv) 1,620,088 shares of Series D preferred stock and 1,220,064 shares of Series E-3 preferred stock. Also includes 13,747 shares of common stock and 1,620,088 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Moore Technology Venture Fund II, LLC, and (v) 7,382,713 shares of Series E-3 preferred stock. Also includes 82,484 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Remington Investment Strategies, L.P. All of the foregoing entities are affiliates. Moore Group maintains a mailing address at 1251 Avenue of the Americas, 53rd Floor, New York, NY 10020.
(6)	Includes (i) 1,155,687 shares of Series D preferred stock and 9,758,710 shares of Series E-3 preferred stock and 128,741 shares of common stock and 1,322,353 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Richland Ventures II, L.P., (ii) 1,829,773 shares of Series D preferred stock and 14,765,431 shares of Series E-3 preferred stock and 164,969 shares of common stock and 2,163,107 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Richland Ventures III, L.P., (iii) 29,262 shares of Series D preferred stock and 300,040 shares of Series E-3 preferred stock and 3,379 shares of common stock and 29,262 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by John Ryan Tyrrell, (iv) 12,319 shares of Series D preferred stock and 121,559 shares of Series E-3 preferred stock and 1,374 shares of common stock and 12,319 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Portia B. Ortale, (v) 512 shares of Series D preferred stock and 5,061 shares of Series E-3 preferred stock and 57 shares of common stock and 512 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Beverly Ann Schrichte, and (vi) 512 shares of Series D preferred stock and 5,061 shares of Series E-3 preferred stock and 57 shares of common stock and 512 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Linda F. Swafford. All of the foregoing entities and individuals are affiliates and maintain a mailing address at 200 31st Avenue North, Suite 200, Nashville, TN 37203-1205. Mr. Jack Tyrrell is a managing partner at Richland Ventures and, except as set forth above, shares but disclaims beneficial ownership of these shares.

(7)	Includes (i) 2,533,687 shares of Series D preferred stock, 3,999,999 shares of Series E-1 preferred stock, 2,000,000 shares of Series E-7 preferred stock, and 15,999,998 shares of Series E-12 preferred stock. Also includes 229,123 shares of common stock and 2,533,687 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Brooks Investments, L.P., (ii) 291,373 shares of Series D preferred stock, 999,999 shares of Series E-1 preferred stock, and 1,500,002 shares of Series E-12 preferred stock. Also includes 28,640 shares of common stock and 291,373 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by RAB Partnership, L.P. All of the foregoing entities are affiliates. Each of these entities maintains a mailing address at 16650 Chesterfield Grove Rd., Suite 110, Chesterfield, MO 63005.
(8)	Includes (i) 5,158,543 shares of Series E-3 preferred stock and 57,281 common shares issuable upon exercise of currently exercisable warrants, beneficially owned by First Union Merchant Banking 1998 II, LLC. (ii) 10,744,135 shares of Series E-3 preferred stock, and 120,290 common shares issuable upon exercise of currently exercisable warrants, beneficially owned by First Union Merchant Banking 1999 II, LLC, (iii) 2,278,363 shares of Series D preferred stock, and 2,945,030 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by First Union Merchant Banking 2001, LLC, and (iv) 19,908 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Wachovia Capital Partners, Inc. Mr. Hamrick disclaims beneficial ownership of all of these shares. Mr. Hamrick maintains a mailing address at 301 South College St., Charlotte, NC 28288-0732.
(9)	Includes (i) 84,624 shares of Series D preferred stock, 746,103 shares of Series E-3 preferred stock, 926,579 shares of Series E-9 preferred stock, and 4,424 shares of Series E-11 preferred stock. Also includes 84,624 shares of Series D preferred stock and 128,859 shares of common stock issuable upon exercise of currently exercisable warrants and 1,238,718 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Charles S. Houser, (ii) 23,333 shares of Series D preferred stock, 9,000 shares of Series E-4 preferred stock, 2,034,486 shares of Series E-10 preferred stock, and 4,424 shares of Series E-11 preferred stock. Also includes 23,333 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 921,665 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Shaler P. Houser, (iii) 195 shares of Series D preferred stock and 14,746 shares of common stock. Also includes 195 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Charles S. Houser Family Trust Agreement I, (iv) 195 shares of Series D preferred stock and 14,746 shares of common stock. Also includes 195 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Charles S. Houser Family Trust Agreement II, (v) 195 shares of Series D preferred stock and 14,746 shares of common stock. Also includes 195 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Charles S. Houser Family Trust Agreement III, (vi) 18,225 shares of Series D preferred stock and 1,653,470 shares of Series E-10 preferred stock. Also includes 18,225 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 258,065 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Charles L. Houser, (vii) 46,635 shares of Series D preferred stock, 360,158 shares of Series E-3 preferred stock, and 99,999 shares of Series E-4 preferred stock. Also includes 46,635 shares of Series D preferred stock and 13,963 shares of common stock issuable upon exercise of currently exercisable warrants beneficially owned by Houser Charitable Remainder UniTrust, (viii) 12,000 shares of Series D preferred stock, 997 shares of Series E-8 preferred stock, and 397,163 shares of Series E-9 preferred stock. Also includes 18,697 shares of Series D preferred stock, issuable upon exercise of currently exercisable warrants beneficially owned by Houser Enterprises, L.P., (ix) 33,333 shares of Series D preferred stock and 607,302 shares of Series E-8 preferred stock. Also includes 48,117 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Janie P. Houser, (x) 11,540 shares of Series D preferred stock and 265,440 shares of Series E-10 preferred stock. Also includes 20,040 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Melissa Mulwee Houser, (xi) 1,165 shares of Series D preferred stock and 101,752 shares of Series E-10 preferred stock. Also includes 1,165 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Jennifer Houser McGriff, (xii) 6,922 shares of Series D preferred stock, 22,120 shares of Series E-10 preferred stock, and 6,636 shares of Series E-11 preferred stock. Also includes 13,588 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Nicole Houser, (xiii) 1,766 shares of Series D preferred stock, 55,300 shares of Series E-8 preferred stock, and 5,902 shares of Series E-9 preferred stock. Also includes 1,766 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Irrevocable Trust FBO Jennifer L. Houser McGriff, (xiv) 101,347 shares of Series D preferred stock and 999,997 shares of Series E-4 preferred stock. Also includes 101,347 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Seruus Telecom Fund, L.P., (xv) 76 shares of Series D preferred stock and 165,900 shares of Series E-11 preferred stock. Also includes 76 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Seruus Ventures, LLC., (xvi) 20,135 shares of Series D preferred stock and 100,003 shares of Series E-4 preferred stock. Also includes 30,135 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Investment Trust Co. of Florida, FBO Charles S. Houser, and (xvii) 443 shares of Series D preferred stock and 38,710 shares of Series E-10 preferred stock. Also includes 443 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants beneficially owned by Mr. and Mrs. Robert L. Sims. All of the foregoing entities and individuals are affiliates. Charles S. Houser disclaims beneficial ownership of all of the foregoing shares except those set forth in clause (i) above. Each of the foregoing entities and individuals maintains a mailing address at 200 North Main Street, Greenville, SC 29601.

(10)	Includes 163,858 shares of Series D preferred stock, 1,020,000 shares of Series E-4 preferred stock, and 445,004 shares of Series E-12 preferred stock. Also includes 1,592,552 shares of common stock and 163,858 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 783,332 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Solomon. Does not include (i) the shares beneficially owned by Meritage Private Equity Fund, L.P. in footnote 6, a private investment fund for which Mr. Solomon serves as an investment director and member of the general partner, (ii) the shares beneficially owned by Brooks Investments, L.P. in footnote 7, in which Mr. Solomon is an investor, or (iii) 79,996 shares of Series E-12 preferred stock owned by trusts for the benefit of Mr. Solomon’s minor children, over which Mr. Solomon does not have voting or investment power and disclaims beneficial ownership.
(11)	Includes 123,053 shares of Series D preferred stock, 916,734 shares of Series E-3 preferred stock, and 345,006 shares of Series E-4 preferred stock. Also includes 10,367 shares of common stock and 123,053 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 636,332 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Cassity.
(12)	190,006 shares of Series D preferred stock, 300,000 shares of Series E-7 preferred stock, and 1,438,598 shares of Series E-12 preferred stock. Also includes 103,018 shares of common stock and 190,006 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and includes 74,999 shares of common stock issuable upon the exercise of currently exercisable options, beneficially owned by the MAF Revocable Trust. Does not include the shares of stock beneficially owned by Brooks Investments, L.P., in which Ms. Forrest is an investor, or the shares of stock owned by RAB Partnership, in which Ms. Forrest has an interest, each of which are described in footnote 7.
(13)	Includes 88,870 shares of Series D preferred stock, 240,000 shares of Series E-4 preferred stock, 30,000 shares of Series E-7 preferred stock, and 525,000 shares of Series E-12 preferred stock. Also includes 207,937 shares of common stock and 88,870 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 209,998 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Denneen.
(14)	Includes 23,406 shares of Series D preferred stock and 240,000 shares of Series E-4 preferred stock. Also includes 144,231 shares of common stock and 23,406 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, and 124,999 shares of common stock issuable upon exercise of currently exercisable options beneficially owned by Mr. Gibson.
(15)	Includes 154,839 shares of common stock issuable upon exercise of currently exercisable options, beneficially owned by Mr. Pitts.
(16)	Includes 95,000 shares of common stock issuable upon exercise of currently exercisable options, beneficially owned by Mr. Morey.
(17)	Includes (i) 28,193,719 shares of Series D preferred stock, (ii) 20,000,001 shares of Series E-1 preferred stock, (iii) 12,500,000 shares of Series E-2 preferred stock, (iv) 42,881,535 shares of Series E-3 preferred stock, (v) 3,054,005 shares of Series E-4 preferred stock, (vi) 330,000 shares of Series E-7 preferred stock, (vii) 663,599 shares of Series E-8 preferred stock, (viii) 1,373,882 shares of Series E-9 preferred stock, (ix) 4,115,978 shares of Series E-10 preferred stock, (x) 181,384 shares of Series E-11 preferred stock, (xi) 92,158,605 shares of Series E-12 preferred stock, (xii) 36,679,290 shares of Series D preferred stock issuable upon exercise of currently exercisable warrants, (xiii) 4,097,501 shares of common stock issuable upon exercise of currently exercisable warrants, and (xiv) 4,497,947 shares of common stock issuable upon exercise of currently exercisable options.

Item 13. Certain Relationships and Related Transactions.

Series D Loan Program

        Pursuant to the NuVox, Inc. Series D Loan Program, the named executive officers received the following loans to provide funding for his or her respective participation in NuVox's Series D preferred stock placement pursuant to the Series D Securities Purchase Agreement dated as of September 20, 2001: Mr. Solomon - $230,589; Mr. Cassity - $184,580; Mr. Denneen - $133,305; Mr. Gibson - $35,109; and Ms. Forrest - $285,009. The loans were evidenced by 4.76% promissory notes due September 30, 2006, one-third of which are full recourse obligations of the named executive officer. The notes are secured by pledges of the shares of Series D preferred stock acquired with the proceeds of the loans. Any shares used to repay the loans will be applied first to satisfy the outstanding principal and accrued interest due on the non-recourse portions of the notes. Payment would be accelerated in the event of a termination of the employment of the named executive officer by NuVox for "cause" or by the named executive officer without "good reason" (as each of said terms is defined in the loan program).

Other

        Goldman Sachs Credit Partners L.P. acted as sole lead arranger, sole book runner and syndication agent, and First Union National Bank acted as administrative agent and collateral agent, for NuVox's $225 million senior secured credit facility dated as of October 31, 2000 and Amendment No. 1 thereto effective September 21, 2001. The commitments of Goldman Sachs Credit Partners L.P. and First Union National Bank under the credit facility total $35 million and $30 million, respectively. Under the credit facility, each lender receives commitment fees, interest payments and agency and other customary fees for its services. Goldman Sachs Credit Partners L.P. is affiliated with Goldman, Sachs & Co., of which Mr. Gheewalla is a managing director. First Union National Bank is affiliated with Wachovia Capital Partners, Inc., of which Mr. Hamrick is a senior vice president.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The following consolidated financial statements of NuVox, Inc. and the notes thereto, the related report thereon of the independent auditors, and financial statement schedules are filed pursuant to Item 8 of this report:
Page
	Independent Auditors’ Report	F-1
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2
Consolidated Statements of Operations for the years ended December 31,
	2001, 2000 and 1999	F-3
Consolidated Statements of Changes in Stockholders’ Equity for the years
	ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for the years ended December 31,
	2001, 2000 and 1999	F-5
	Notes to Consolidated Financial Statements	F-6 to F-24

(a)(2)	The following financial statement schedule is filed as part of this report pursuant to Item 8 and Item 14(d) of this report:

Page

	Schedule II - Valuation and Qualifying Accounts	F-25
(a)(3)	See Index to Exhibits appearing on pages E-1 to E-3 of this report for a list of exhibits filed with or incorporated by reference in this report.
(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.
(c)	The registrant hereby files herewith or incorporates herein by reference the exhibits identified on the Index to Exhibits appearing on pages E-1 to E-3 of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVOX, INC.
By	/s/ David L. Solomon
Name:	David L. Solomon
Title:	Chief Executive Officer and Chairman
Date	March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David L. Solomon David L. Solomon	Chief Executive Officer, Chairman of the Board and Director	March 28, 2002
/s/ Michael E. Gibson Michael E. Gibson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 28, 2002
/s/ G. Michael Cassity G. Michael Cassity	Director	March 28, 2002
/s/ Robert R. Gheewalla Robert R. Gheewalla	Director	March 28, 2002
/s/ Charles S. Houser Charles S. Houser	Director	March 28, 2002
/s/ L. Watts Hamrick, III L. Watts Hamrick, III	Director	March 28, 2002
/s/ Michael R. Hannon Michael R. Hannon	Director	March 28, 2002
/s/ William Laverack, Jr. William Laverack, Jr.	Director	March 28, 2002
/s/ G. Jackson Tankersley, Jr. G. Jackson Tankersley, Jr.	Director	March 28, 2002
/s/ Jack Tyrrell Jack Tyrrell	Director	March 28, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        (a)     No annual report to security holders covering the fiscal year ended December 31, 2001 has been sent to security holders at the time of filing of this report. The registrant may send such an annual report subsequent to the filing of this report and, if so, shall furnish copies to the Commission when it is sent to security holders.

        (b)     No proxy material has been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

Independent Auditors’ Report

The Board of Directors
NuVox, Inc.:

We have audited the accompanying consolidated balance sheets of NuVox, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuVox, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2002

NUVOX, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
Assets	2001	2000
Current assets:
Cash and cash equivalents	$46,973	$106,018
Accounts receivable, net of allowance for
doubtful accounts of $2,680 and $985 in 2001 and 2000, respectively	17,993	5,730
Prepaid expenses and other current assets	9,021	5,065
Preferred stock subscriptions receivable	—	3,032
Total current assets	73,987	119,845
Property and equipment, net	256,167	252,479
Other noncurrent assets:
Investments	—	4,564
Goodwill, net	228,599	220,286
Deferred financing costs	7,597	5,369
Other assets	2,086	55
Total other noncurrent assets	238,282	230,274
Total assets	$568,436	$602,598
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,344	$4,495
Accrued liabilities and other current liabilities	27,125	59,709
Total current liabilities	42,469	64,204
Other long-term liabilities	936	—
Deferred hedge liability	9,303	—
Long-term debt	163,804	98,261
Total long-term liabilities	174,043	98,261
Total liabilities	216,512	162,465
Minority interest	1,214	1,486
Stockholders’ equity:
Preferred stock — Series A through F, $.01 par value, 800,000,000 shares authorized; 212,779,300 and 99,302,505 issued and outstanding in 2001 and 2000, respectively; liquidation preferences of $687,024 and $456,656 in 2001 and 2000, respectively	2,128	993
Common stock, $.01 par value, 900,000,000 shares authorized;
12,423,242 and 19,494,405 issued in 2001 and 2000, respectively	124	195
Additional paid-in capital	621,346	533,986
Common stock in treasury at cost, 0 and 100,000 shares in 2001 and 2000, respectively	—	(416)
Unearned stock-based compensation	(1,508)	(5,522)
Accumulated deficit	(267,898)	(90,589)
Receivables from shareholders	(3,482)	—
Total stockholders’ equity	350,710	438,647
Total liabilities and stockholders’ equity	$568,436	$602,598

See accompanying notes to consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2001, 2000 and 1999
(in thousands, except share and per share data)

	2001	2000	1999
Revenue	$83,016	$14,132	$452
Operating expenses:
Cost of communication services (exclusive of depreciation and
amortization, shown separately below)	64,849	11,855	496
Selling, general and administrative	101,878	51,667	16,559
Stock-based compensation expense	2,814	430	—
Depreciation and amortization	66,198	18,041	1,955
Restructuring charge	—	1,560	—
Total operating expenses	235,739	83,553	19,010
Loss from operations	(152,723)	(69,421)	(18,558)
Other income (expense):
Interest income	1,838	4,197	1,477
Interest expense	(13,275)	(4,593)	(215)
Unrealized loss on derivative instrument	(5,658)	—	—
Loss on write-off of investments	(5,013)	—	—
Equity in loss of affiliate	(279)	(686)	—
Total other income (expense)	(22,387)	(1,082)	1,262
Net loss before minority interest, extraordinary item and
cumulative effect of change in accounting principle	(175,110)	(70,503)	(17,296)
Extraordinary item related to early extinguishment of debt	—	(2,417)	—
Minority interest	271	194	—
Net loss before cumulative effect of change in
accounting principle	(174,839)	(72,726)	(17,296)
Cumulative effect of change in accounting principle	(2,470)	—	—
Net loss	$(177,309)	$(72,726)	$(17,296)
Net loss per share, basic and diluted:
Net loss before extraordinary item and cumulative effect of change in accounting principle	$(9.40)	$(8.65)	$(3.25)
Extraordinary item	—	(0.29)	—
Cumulative effect of change in accounting principle	(0.13)	—	—
Net loss per share	$(9.53)	$(8.94)	$(3.25)
Weighted average number of common shares outstanding, basic and diluted	18,607,709	8,132,037	5,322,409

See accompanying notes to consolidated financial statements

NUVOX COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31,2001, 2000 and 1999
(in thousands, except share data)

	Preferred Stock Series A through F		Common Stock		Additional Paid-In	Unearned Stock-based	Accumulated	Treasury	Preferred Stock Subscriptions	Loans to	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stock	Receivable	Stockholders	Equity
Balance, December 31, 1998	8,950,000	$90	5,200,000	$52	$82,820	—	$(567)	—	$(53,700)	—	$28,694
Net loss for the year ended December 31, 1999	—	—	—	—	—	—	(17,296)	—	—	—	(17,296)
Issuance of stock	21,025,000	210	269,200	3	12,906	—	—	—	53,700	—	66,819
Balance, December 31, 1999	29,975,000	300	5,469,200	55	95,726	—	(17,863)	—	—	—	78,217
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	(72,726)	—	—	—	(72,726)
Issuance of stock	69,327,505	693	14,025,205	140	438,260	(5,522)	—	—	—	—	433,572
Purchase of treasury stock, at cost	—	—	—	—	—	—	—	(416)	—	—	(416)
Balance, December 31, 2000	99,302,505	993	19,494,405	195	533,986	(5,522)	(90,589)	(416)	—	—	438,647
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	(177,309)	—	—	—	(177,309)
Issuance of stock	124,217,393	1,242	421,102	4	88,372	—	—	—	—	(3,482)	86,136
Conversions of stock	(10,740,598)	(107)	(7,355,159)	(74)	—	—	—	—	—	—	(181)
Purchase of treasury stock, at cost	—	—	—	—	—	—	—	(148)	—	—	(148)
Retirement of treasury stock	—	—	(137,106)	(1)	(563)	—	—	564	—	—	—
Stock-based compensation and forfeitures	—	—	—	—	(449)	4,014	—	—	—	—	3,565
Balance, December 31, 2001	212,779,300	$2,128	12,423,242	$124	$621,346	(1,508)	$(267,898)	$—	$—	$(3,482)	$350,710

See accompanying notes to consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(177,309)	$(72,726)	$(17,296)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	66,198	18,041	1,955
Minority interest	(271)	(194)	—
Equity in loss of affiliate	279	686	—
Stock-based compensation expense	2,814	430	—
Restructuring charge	—	1,560	—
Loss on early extinguishment of debt	—	2,417	—
Provision for doubtful accounts	3,850	440	16
Loss on write-off of investments	5,013	—	—
Unrealized loss on derivative instrument	5,658	—	—
Cumulative effect of change in accounting principle	2,470	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(16,113)	(3,412)	(421)
Increase in prepaid expenses and other assets	(10,270)	(13,523)	(829)
Increase in accounts payable	10,849	1,264	1,166
Increase (decrease) in accrued liabilities and other current liabilities	(11,314)	3,856	3,189
Net cash used in operating activities	(118,146)	(61,161)	(12,220)

Cash flows from investing activities:
Payments related to acquisitions, net of cash	(1,800)	(10,372)	—
Proceeds from liquidated affiliate	656	—	—
Purchases of property and equipment	(86,844)	(93,727)	(35,564)
Purchase of investments	(1,250)	(3,250)	(2,000)
Net cash used in investing activities	(89,238)	(107,349)	(37,564)

Cash flows from financing activities:
Capital contributions from minority interest	—	1,680	—
Repayments of long-term debt	—	(93,854)	—
Proceeds from long-term debt	65,637	98,153	20,000
Payments of financing costs	(2,760)	(5,558)	(2,638)
Proceeds from issuance of stock	86,136	211,438	66,819
Purchase of treasury stock	(148)	(416)	—
Proceeds from exercise of stock options	—	5	—
Other	(526)	—	—
Net cash provided by financing activities	148,339	211,448	84,181

Net increase (decrease) in cash	(59,045)	42,938	34,397

Cash, beginning of year or period	106,018	63,080	28,683

Cash, end of year or period	$46,973	$106,018	$63,080
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$10,881	$2,359	$142
Cash paid during the year for income taxes	$—	—	—
Supplemental information for non cash investing activities: Transfer of assets from property and equipment to Other Assets	$10,700	—	—
Accrued capital expenditures	$—	22,392	—

See accompanying notes to consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)     General

            NuVox, Inc. (NuVox or the Company) was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of December 31, 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation

           The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company's comprehensive loss is equal to the reported net loss for the years ended December 31, 2001, 2000 and 1999.

Consolidation

           The accompanying consolidated financial statements include the accounts of NuVox, Inc., its wholly owned subsidiaries and affiliated companies in which NuVox has a controlling interest. Until April 30, 2001, NuVox had a fifty percent interest in a joint venture which was accounted for under the equity method. On April 30, 2001 the joint venture was liquidated. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

           Cash totalling approximately $47.0 million and $106.0 million at December 31, 2001 and 2000, respectively, is invested overnight in money market accounts. NuVox considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cost of these investments approximates fair value.

Prepaid Expenses and Other Current Assets

           Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance, prepaid software maintenance, and facility installation costs. Prepayments are expensed on a straight-line basis over the life of the underlying agreements. Facility installation costs are amortized on a straight-line basis over a two-year period, which approximates the average term of the Company's customer contracts.

Property and Equipment

           Property and equipment includes network equipment, leasehold improvements, computer hardware and software, office equipment, furniture and fixtures, vehicles, and construction-in-progress. These assets are stated at cost. The cost of construction, additions, and substantial betterments of property and equipment is capitalized. The cost of maintenance and repairs is expensed as incurred. Property and equipment are depreciated using the straight-line method over estimated economic lives as follows:

Years
Network equipment	5-7
Leasehold improvements	5
Computer hardware and software	3-5
Office equipment, furniture and other	7
Transportation equipment	5

Goodwill

            Goodwill results from the excess of the cost of the business acquired over the fair value of the net assets acquired. For the years ended December 31, 2001 and 2000, amortization of goodwill was approximately $15.8 million and $2.3 million, respectively. The Company will adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), in 2002. This new standard requires the Company to discontinue amortization of goodwill and other indefinite lived intangible assets.

Deferred Financing Costs

            Costs incurred in connection with securing the Company's debt facilities, including underwriting, legal and professional costs, are deferred and amortized over the term of the financing using the straight-line method. For the years ended December 31, 2001, 2000 and 1999, amortization of deferred financing costs was approximately $0.7 million, $0.4 million and $0 million, respectively.

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

Asset Impairment

            NuVox management evaluates the recoverability of long-lived assets, including investments, goodwill, property and equipment, on a periodic basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying amount of an asset is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no impairments through December 31, 2001.

Stock-based Compensation

            NuVox applies the intrinsic value method in accounting for employee stock options and warrants. The financial impact on the net loss, as calculated under the fair value method, is disclosed in Note 8.

Revenue Recognition

            Revenue for voice, data and other services provided to end users and for interconnection and carrier access, including reciprocal compensation, is recognized in the month in which the service is provided. Revenues from installation and activation activities are recognized as revenue to the extent of the direct costs associated with such activities with the remainder deferred and recognized over a two year period, which approximates the average term of the Company's customer contracts. Revenue from network design services and telecommunications equipment sales is recognized in the month provided.

Concentrations of Risk

            The Company has no concentration of credit risk within its receivables. As of and for the years ended December 31, 2001 and 2000, no customer represented more than 10% of the Company’s receivables or revenue.

            The Company leases its transport and customer access facilities from a limited number of suppliers and is dependent upon the availability of capacity from those suppliers. The Company is vulnerable to the risk of being able to renew favorable supplier contracts and of the supplier not timely processing orders for the Company’s customers. The Company also is at risk with respect to regulatory agreements that govern the rates charged by its suppliers.

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

Fair Value of Financial Instruments

        The Company’s financial instruments are short-term trade receivables and payables, long-term debt, capital lease obligations and an interest rate hedging agreement. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the carrying value of its long-term debt and capital lease obligations approximate fair value because they bear market rates of interest. Management discloses the fair value of the interest rate hedging agreement in Note 7.

Loss per Share

            Basic and diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares was based on common stock outstanding for basic and diluted loss per share. All other common share equivalents, including assumption of preferred stock conversion and stock option and warrant exercise, are excluded from the calculation of net loss per share due to their anti-dilutive effect.

Segment Information

            Segments are determined under the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of reportable segments. NuVox operates in a single industry segment, “Communication Services.” Operations are managed and financial performance is evaluated based on the delivery of various communications services to customers.

Derivative Instruments and Hedging Activities

            Until January 1, 2001, the Company accounted for derivative instruments on a cash basis. In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133. SFAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness or ineffectiveness of the hedging derivative. Those methods must be consistent with the entity's approach to managing risk. On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative loss due to the change in accounting principle of approximately $2.5 million and an unrealized loss on derivative instrument of approximately $5.7 million for the twelve months ended December 31, 2001. The Company’s interest rate hedging instrument does not qualify under SFAS 133 for hedge accounting. Thus, the changes in the fair market value of the instrument, which reflects market prices and volatility at the balance sheet date, are recorded to the statement of operations.

Recent Accounting Pronouncements

            In June 2001, the FASB issued SFAS No. 141, Business Combinations. This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting to be used for business combinations. The standard is effective for acquisitions initiated after June 30, 2001.

            In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company will adopt this standard on January 1, 2002. Under SFAS 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company’s goodwill amortization for the years ended December 31, 2001 and 2000 was $15.8 million and $2.3 million, respectively. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. As of December 31, 2001, the Company had unamortized goodwill of $228.6 million , which will be subject to the provisions of SFAS No. 142. SFAS No. 142 identifies discounted projected cash flows, multiples of earnings or revenue, or similar performance measures as appropriate techniques in determining fair value. While only a preliminary evaluation under these new guidelines has been completed at this time, the Company estimates a possibly substantial goodwill impairment loss will be recognized upon implementation of SFAS No. 142, based upon current market conditions. Management will complete its initial impairment review of the Company's unamortized goodwill during the first half of 2002.

            In June 2001, the FASB issued SFAS No., 143, Accounting for Asset Retirement Obligations. The Company will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisitions, construction, or development or the normal operation of long-lived assets. The Company’s management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based upon a preliminary evaluation, the Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations upon adoption on January 1, 2002.

(3)     Property and Equipment

            Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Network equipment	$ 237,234	$ 152,487
Computer hardware and software	37,514	30,688
Leasehold improvements	14,178	12,937
Transportation equipment	7,836	7,864
Furniture and office equipment	6,647	4,842
Other	1,141	956
Property and equipment, in service	304,550	209,774
Less accumulated depreciation and amortization	65,625	16,955
Property and equipment, in service, net	238,925	192,819
Construction-in-progress	17,242	59,660
Property and equipment, net	$ 256,167	$ 252,479

During the years ended December 31, 2001, 2000 and 1999, depreciation expense was $48.9 million, $15.4 million and $1.9 million, respectively.

(4)     Investments

            On December 2, 1999, NuVox invested $2.0 million to purchase 583,090 Series B convertible preferred shares of Tachion Networks, Inc. (Tachion), a privately-held “next generation” switch manufacturer. In June, 2001, NuVox wrote off the investment in Tachion due to the cessation of operations by that company, resulting in a loss on write-off of investment of $2.0 million which is included in other income (expense) in the accompanying consolidated statements of operations.

            On March 21, 2000, NuVox entered into a joint venture, GCI Transportation Company, L.L.C. Under the terms of the agreement, NuVox owns a 70% interest in the joint venture and Brooks International Aviation, L.L.C. owns the remaining 30% interest. As of December 31, 2001, NuVox and Brooks International Aviation, L.L.C. have contributed $3.3 million and $1.7 million, respectively.

            On March 22, 2000, NuVox entered into a joint venture, WebBizApps, L.L.C. Under the terms of the agreement, NuVox agreed to contribute $4.5 million in exchange for a 50% interest in the joint venture. NuVox contributed $3.3 million in March 2000. The joint venture partner contributed $4.5 million in assets and received a distribution of $2.0 million in March 2000. In January 2001, NuVox contributed its remaining $1.2 million. In June 2001, this joint venture was liquidated and rights to continue marketing the product line were acquired by NuVox. NuVox also received cash of $656,000 and a loss on write-off of investment of $3.0 million was recorded which is included in other income (expense) in the accompanying consolidated statements of operations.

(5)     Acquisitions

Acquisition of American Telecommunications, Inc. of Charleston

            In February 2001, NuVox purchased all of the outstanding stock of American Telecommunications, Inc. of Charleston and an affiliated company, a Charleston, South Carolina based interconnect equipment and services company (AT). Under terms of the agreement, NuVox paid $1.6 million in cash, issued 209,059 shares of common stock valued at $0.8 million and assumed $0.3 million of liabilities of AT. The $2.7 million purchase price was allocated based upon the fair value of the assets acquired and the liabilities assumed with the excess of approximately $2.3 million recorded as goodwill. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of AT are included in NuVox’s results of operations subsequent to the date of the purchase.

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

            In connection with the TriVergent merger, the Company also issued to the holders of TriVergent and NuVox preferred stock warrants to purchase 7,999,931 shares of NuVox common stock at an exercise price of $6.00 per share, which expired without exercise on October 31, 2001, and warrants to purchase 4,999,942 shares of NuVox common stock at an exercise price of $10.25 per share, which expire on October 31, 2002.

            Allocation of the purchase price was finalized during 2001 based upon the fair value of the assets acquired and the liabilities assumed with the excess of approximately $ 228.0 million recorded as goodwill. Also, as a result of indirect expenses in connection with the merger, the Company recorded a $1.6 million restructuring charge primarily related to duplicate software.

            In connection with the merger, liabilities assumed and cash paid were as follows (in thousands):

Property and equipment	$ 109,678
Other assets	237,076
Liabilities assumed	(127,335)
Unearned stock-based compensation	5,192
Total consideration paid	$ 224,611
Less—common and preferred stock issued	224,611
Net cash paid	$ —

Acquisition of Shared Telcom Services

            On December 11, 2000, NuVox purchased all of the outstanding stock of Shared Telcom Services, Inc. (STS). Under terms of the agreement, NuVox paid $10.4 million in cash and assumed certain liabilities of STS. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations to STS are included in NuVox’s results of operations subsequent to the date of the merger. The purchase price was allocated based upon the fair value of assets acquired and liabilities assumed with the excess of approximately $10.9 million recorded as goodwill, as follows (in thousands):

Fair value of assets acquired, excluding cash acquired	$ 1,003
Less — liabilities assumed	1,543
Net deficit acquired	540
Total consideration paid	10,371
Goodwill recorded	$ 10,911

            The following represents the unaudited pro forma results of operations of NuVox for the years ended December 31, 2000 and December 31, 1999 as if the TriVergent merger and the STS acquisition had been consummated as of January 1, 1999. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had those transactions occurred at the beginning of the periods presented or the results which may occur in the future (in thousands):

	Year Ended December 31,
	2000	1999
Revenues	$ 35,048	$ 31,228
Total operating costs and expenses	(156,712)	(74,703)
Loss from operations	(121,664)	(43,475)
Net Loss	(128,698)	(43,145)
Net Loss per share, basic and diluted	(15.63)	(8.11)

(6)     Accrued Expenses and Other Current Liabilities

            Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2001	2000
Accrued capital expenditures	$ 2,246	$ 22,392
Acquisition liabilities	6,092	19,724
Accrued employee expenses	4,563	3,464
Accrued costs of communications services	3,039	3,212
Accrued taxes	4,956	3,655
Other	6,229	7,262
Total	$ 27,125	$ 59,709

(7)     Long Term Debt

            On October 28, 1999, Gabriel Communications Finance Company (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a $90 million senior secured credit facility primarily to finance capital expenditures and to provide working capital. This facility consisted of an $80 million term loan facility and a $10 million revolving credit facility. On November 1, 2000, the outstanding balance was repaid, the facility was extinguished, and the Company recorded a loss on early extinguishment of debt of $2.4 million.

            On November 1, 2000, the Borrower secured an expanded $225 million eight-year senior secured credit facility (“Credit Facility”). An aggregate of $98.2 million was drawn at that date to repay the previous secured credit facilities of the Borrower and TriVergent and pay certain other expenses relating to the TriVergent merger.

            The $225 million credit facility consists of a $40 million term loan facility, a $60 million six-year revolving credit facility, and $125 million in two-year delayed draw term loan facilities, including a $45 million facility provided by Nortel Networks, Inc. to provide financing for the purchase of equipment and services from Nortel Networks. The credit facility is available, subject to satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. Pursuant to an amendment effective September 21, 2001, borrowings are limited to no more than $175 million prior to April 1, 2002, $200 million prior to June 30, 2002 and $225 million thereafter. The lenders' commitments to honor borrowing requests under the two-year delayed draw term loan facilities expire on November 1, 2002 if borrowings in the amount of their respective commitments are not drawn on or before such date. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2006. Interest on outstanding borrowings varies based on the Borrower's leverage ratio and is initially the London Interbank Offer Rate (LIBOR) plus 4.50% (the interest rate at December 31, 2001 was 6.46%). The initial commitment fee on the unused portion of the credit facility was 1.50% per annum, paid quarterly, and is reduced based upon usage (the applicable commitment fee percentage at December 31, 2001 was 0.75%). Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the Borrower. The credit facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the Borrower and each of the Borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc. (other than its unrestricted subsidiaries) the Borrower and each of the Borrower's subsidiaries.

            The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments, and requires the Borrower and NuVox to maintain certain operating and financial performance measures at the end of each calendar quarter, including not exceeding specified levels of adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude the effects of other non-cash items) loss, achieving specified minimum levels of adjusted revenues (gross revenues less resale, carrier access and reciprocal compensation revenues), access lines and gross profit and maintaining specified levels of minimum available cash (which, for purposes of the covenants, means the sum of the unused commitments under the credit facility plus our cash and cash equivalents). For each fiscal quarter ending on or prior to June 30, 2003, the Company must meet or exceed the following financial covenants:

	Minimum Adjusted Revenues	Minimum Access Lines	Minimum Gross Profit	Maximum adjusted EBITDA Loss/Minimum adjusted EBITDA	Minimum Available Cash
1Q02	$25.7 million	162,000	$11.5 million	$(14.1 million)	$67.0 million
2Q02	31.4 million	196,000	14.9 million	(9.8 million)	43.5 million
3Q02	37.7 million	233,000	18.8 million	(5.3 million)	23.5 million
4Q02	44.4 million	272,000	23.2 million	100,000	7.0 million
1Q03	51.8 million	313,000	30.4 million	8.9 million	5.0 million
2Q03	59.0 million	356,000	34.4 million	13.0 million	5.0 million

            The credit facility contains provisions for increases and decreases of such financial covenant amounts in the event of certain acquisitions or asset sales, respectively, for which total consideration, when aggregated with the consideration paid or received in all other acquisitions or asset sales since September 21, 2001 or since the date of any future adjustment, exceeds $5 million in the aggregate.

            The Company has heretofore maintained full compliance with each of its applicable financial covenants. The restrictive covenants in the credit facility effectively prohibit NuVox from paying any cash dividends on its common stock and preferred stock for the foreseeable future.

            Borrowings under the Credit Facility during the year ended December 31, 2001 totaled $63.0 million (including $18 million borrowed from Nortel Networks) and outstanding borrowings totaled $161.2 million at December 31, 2001 (including $32 million of outstanding borrowings from Nortel Networks) at an interest rate of 6.46%.

            On September 14, 2001, GCI Transportation Company, L.L.C. (“GCI”), an affiliate which is 70% owned by the Company, obtained a $2.76 million secured credit facility primarily to finance working capital of GCI. The aggregate $2.76 million was drawn at that date. Monthly repayments of the outstanding borrowings commenced on November 1, 2001 and continue through October 1, 2019. Interest on the outstanding borrowings is variable at LIBOR plus 2.95%. At December 31, 2001, $2.7 million remained outstanding under this facility at an interest rate of 5.5%.

            Principal maturities of long-term debt at December 31, 2001 are as follows (in thousands):

2002	$94
2003	4,127
2004	18,234
2005	26,297
2006	112,923
Thereafter	2,223
Total	$163,898

            As of December 31, 2001, the Company has in place an interest rate hedging agreement in the form of an interest rate collar. This collar limits the Company’s exposure to and benefits from interest rate fluctuations on its variable rate debt to within a certain range of rates. At December 31, 2001, the fair value of the collar was $(9.3) million. The fair value of this interest rate collar is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at December 31, 2001.

(8)     Stock-based Compensation

           Pursuant to the Company’s 1998 and 2001 Stock Incentive Plans, the Company has granted non-qualified stock options and warrants to employees. The Company has authorized the issuance of 32,681,552 shares of Series F Convertible Preferred Stock under the 2001 Stock Incentive Plan. The Company does not plan to grant any additional options under the 1998 Stock Incentive Plan. Each option and warrant enables the employee to purchase one share of stock at the exercise price, subject to applicable vesting provisions. The nonqualified stock options and warrants have terms of 10 years from the dates of the grant. One-third of the nonqualified common stock options vest upon completion of each of the first, second and third full year of service after the dates of grant. The warrants are fully vested on the date of issuance. The nonqualified preferred stock options vest one-third upon completion of one full year of service after the date of grant and an additional 1/36 upon completion of each full month of continuous service thereafter.

            As stated in Note 2, NuVox applies the intrinsic value method in accounting for its stock-based compensation incentive plans. Had compensation costs for the stock options and warrants issued during 2001, 2000, and 1999 been determined based upon the fair value methodology, the Company’s reported and pro forma net loss (in thousands) and net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999
Reported net loss	$ (177,309)	$ (72,726)	$ (17,296)
Pro forma net loss	(177,919)	(73,940)	(17,908)
Reported net loss per share	(9.53)	(8.94)	(3.25)
Pro forma net loss per share	(9.56)	(9.09)	(3.36)

            The fair value of each option and warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Dividend yield	—	—	—
Expected volatility	0%	0%	0%
Risk free interest rate	4%	5%	5%
Expected life (in years)	5	5	10

            The following is a summary of activity with respect to common stock options and warrants under the 1998 Stock Incentive Plan.

	Shares Subject to Options & Warrants	Price	Weighted Average Exercise Price
Options and warrants outstanding at December 31, 1998	78,000	$2.40	$2.40
Granted	2,697,950	$2.40	$2.40
Canceled	(10,450)	$2.40	$2.40
Exercised	—	—	—
Options and warrants outstanding at December 31, 1999	2,765,500	$2.40	$2.40
Granted	3,658,800	$2.40 — $5.60	$4.06
Canceled	(474,683)	$2.40 — $5.60	$3.66
Exercised	(6,040)	$2.40	$2.40
Options and warrants outstanding at December 31, 2000	5,943,577
Granted	1,090,263	$4.00 — $8.00	$4.12
Anti-dilution adjustment*	1,262,692	$1.04	$1.04
Canceled	(857,005)	$2.40 — $5.60	$4.05
Exercised	(2,833)	$2.40	$2.40
Options and warrants outstanding at December 31, 2001	7,436,694

*	Warrants to purchase 670,000 shares at $3.00 per share were adjusted to 1,932,692 shares at $1.04 per share as a result of the placement of 59,903,994 Series D units at $1.50 per unit on September 20, 2001.

            The following is a summary as of December 31, 2001 of options and warrants outstanding under the 1998 Stock Incentive Plan:

Shares Outstanding	Exercise Price
1,932,692	$1.04
2,058,614	$2.40
306,650	$3.20
2,793,173	$4.00
312,565	$5.60
33,000	$8.00
7,436,694

            Exercisable options and warrants under the 1998 Stock Incentive Plan totalled 4,149,612, 1,355,092 and 645,500 at December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price per share of the exercisable options was $2.34, $2.40 and $2.40, respectively.

            Pursuant to an employee stock purchase program under the 1998 Stock Incentive Plan, NuVox issued 555,000 shares of common stock at $2.40 per share and 124,000 shares of common stock at $3.20 per share during 2000 and 269,200 shares of common stock at $2.40 per share during 1999.

            Pursuant to the terms of the TriVergent merger agreement, NuVox assumed and adopted, at November 1, 2000, the plan under which TriVergent had granted Common Stock options to its employees. The following is a summary of activity with respect to NuVox stock options issued at November 1, 2000 in substitution for options outstanding immediately prior to the effective time of the merger under the TriVergent plan.

	Shares Subject to Options	Price	Weighted Average Exercise Price
Options outstanding at November 1, 2000	10,946,207	$1.36 — $13.56	$4.09
Granted	—	—	—
Canceled	(55,408)	$5.56	$5.56
Exercised	—	—	—
Options outstanding at December 31, 2000	10,890,799
Granted	—	—	—
Canceled	(1,318,157)	$2.03 — $5.56	$3.76
Exercised	(206,563)	$1.36 — $3.84	$2.23
Options outstanding at December 31, 2001	9,366,079

            The following is a summary as of December 31, 2001 of options outstanding under the TriVergent Plan:

Shares Outstanding	Exercise Price
812,910	$1.36
239,121	$2.03
2,474,745	$2.17
885,151	$2.71
1,690,547	$3.39
1,389,970	$3.84
546,435	$5.56
663,600	$9.04
663,600	$13.56
9,366,079

            Exercisable options under the TriVergent plan totaled 6,203,431 and 4,007,438 at December 31, 2001 and 2000, respectively. The weighted average exercise price per share of the exercisable options was $3.27 and $2.57, respectively.

            On October 16, 2001, NuVox adopted the 2001 Stock Incentive Plan. The following is a summary of activity with respect to Series F preferred stock options under this plan:
	Shares Subject to Options	Price	Weighted Average Exercise Price
Options issued at October 16, 2001	17,909,000	$0.59	$0.59
Canceled	(488,000)	$0.59	$0.59
Options outstanding at December 31, 2001	17,421,000

            There were no exercisable options under the 2001 Stock Incentive Plan at December 31, 2001.

(9)     Stockholders’ Equity

            NuVox’s authorized common stock consists of 900,000,000 shares of which 12,423,242 shares were issued and outstanding as of December 31, 2001. The Company's authorized preferred stock consists of 800,000,000 shares. On September 20, 2001, NuVox closed a private placement of shares of Series D Convertible Preferred Stock pursuant to which proceeds from the sale of 59,903,994 shares of Series D Convertible Preferred Stock at $1.50 per share, or $89.8 million, were received, of which $87.1 million was paid in cash and $2.7 million was paid in five year notes. The various series of Series E Preferred Stock have been issued and are issuable pursuant to Series E warrants which were issued together with the Series D Convertible Preferred Stock. During the three months ended December 31, 2001, an aggregate of 64,313,398 shares of Series E Preferred Stock were issued in exchange for 10,740,598 shares of Series A-C Preferred Stock and 7,355,392 shares of Common Stock.

           In addition, the Company has a $0.8 million receivable outstanding at December 31, 2001 from an existing employee for the purchase of TriVergent preferred stock.

            Set forth below are the shares authorized, liquidation preferences, conversion prices, and shares issued and outstanding for each series of NuVox preferred stock:
Series of Preferred Stock	Shares Authorized	Initial Liquidation Preference	Conversion Price	Shares Issued & Outstanding December 31,
				2001	2000
Series A Preferred Stock
Series A-1 Preferred Stock
Series B Preferred Stock
Series C-1 Preferred Stock
Series C-2 Preferred Stock
Series C-3 Preferred Stock
Series D Preferred Stock (2)
Series E-1 Preferred Stock (3)
Series E-2 Preferred Stock (3)
Series E-3 Preferred Stock (3)
Series E-4 Preferred Stock (3)
Series E-5 Preferred Stock (3)
Series E-6 Preferred Stock (3)
Series E-7 Preferred Stock (3)
Series E-8 Preferred Stock (3)
Series E-9 Preferred Stock (3)
Series E-10 Preferred Stock (3)
Series E-11 Preferred Stock (3)
Series E-12 Preferred Stock (3)
Series F-1 Preferred Stock (4)
Undesignated

26,850,000
3,125,000
30,430,612
5,374,481
15,786,710
17,735,703
155,000,000
80,550,000
12,500,000
133,284,618
16,486,756
281,415
681,793
5,180,000
663,599
1,388,154
5,202,623
221,200
213,014,284
24,000,000
52,243,052
		$3.00 $4.00 $7.00 $2.17 $3.39 $3.84 $3.00 $1.18 $1.14 $1.08 $1.00 $0.92 $0.90 $0.50 $0.30 $0.13 $0.11 $0.0045 $1.08 $0.59 —	$1.04 $1.29 $2.05 $0.84 $1.14 $1.25 $1.50 $1.00 $1.00 $1.00 $1.00 $0.92 $0.90 $0.50 $0.30 $0.13 $0.11 $0.0045 $1.00 $0.59 —	23,850,000 3,125,000 26,254,184 5,374,481 13,843,839 16,114,404 59,903,994 9,000,000 — 12,812,117 8,683,917 — 18,802 2,330,000 — — 2,056,606 176,960 29,234,996 — —	26,850,000 3,125,000 30,430,612(1) 5,374,481 15,786,710 17,735,702 — — — — — — — — — — — — — — —
	800,000,000			212,779,300	99,302,505

(1)	Includes 433,094 shares subscribed at December 31, 2000 and issued during the three months ended March 31, 2001.
(2)	Ranks prior to common stock and all other series of preferred stock as to liquidation preference and preferred return.
(3)	Ranks prior to common stock and Series A, A-1, B, C-1, C-2 and C-3 preferred stock, junior to Series D preferred stock and pari passu with any series of the Series F preferred stock and all other series of Series E preferred stock as to liquidation preference and preferred return.

(4)	Series F-1 preferred stock has been authorized for issuance under NuVox’s 2001 Stock Option Program. Under this program, stock options to purchase up to 32,681,552 shares of Series F preferred stock (including 24,000,000 shares of Series F-1 preferred stock) may be issued to employees of NuVox.

            These liquidation preference amounts will be adjusted for any stock dividends, combinations or splits with respect to NuVox’s capital stock. In the event of any liquidation dissolution or winding up of the Company (which includes an acquisition of the Company or any sale or other disposition of all or substantially all of its assets or stock), the holders of these series of preferred stock will be entitled to the greater of an amount equal to the sum of the applicable liquidation preference amount plus a preferred return on the respective initial liquidation preference amount of 8% per annum, with such return to begin accruing as of the original issue dates of the Series A, Series A-1, Series B, Series D and Series F-1 preferred stock, as of September 1, 2000 for the Series C-1, Series C-2 and Series C-3 preferred stock, and as of September 1, 2001 for the various series of Series E preferred stock, or the amount such holders would have received if they had converted their preferred stock into common stock immediately prior to the liquidation event;

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

            In addition to the options and warrants described in Note 8, at December 31, 2001, the following stock purchase warrants were issued and outstanding:

Description	Exercise Price	Expiration Date
Common Stock:
750,000	$1.04	October 31, 2008
978,421	$1.81	March 16, 2002 — May 27, 2006
221,200	$2.03	May 27, 2006
4,999,942	$10.25 (1)	October 31, 2002
6,949,563
Series D Preferred Stock (2):
59,903,994	$1.50	September 30, 2006
10,474,659	$0.01	September 30, 2006
70,378,653
Series E Preferred Stock (3):
382,088,567	$1.00	March 31, 2002

(1)	These warrants were issued pursuant to the TriVergent merger agreement.
(2)	In order to exercise the $0.01 Series D warrants, a holder must also exercise an equal number of $1.50 Series D warrants. The Series D warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock having a fair market value equal to the exercise price and/or by net cashless exercise.

(3)	The Series E warrants may be exercised either for cash and/or by surrendering shares of NuVox common or preferred stock valued at the original purchase price paid for such shares (or at $1.00 per share for shares of common stock purchased for less than $1.00 per share and at the initial liquidation preference for shares of Series C-1, C-2 and C-3 preferred stock).

(10)     Income Taxes

            The Company did not record a provision for income taxes because the Company has had losses for both financial reporting and tax purposes since inception. The primary differences between income tax benefit and the amount of tax benefit that would be expected to result by applying the federal statutory rate of 35% to the loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Expected federal income tax benefit State income tax benefit Goodwill amortization and other Valuation allowance	$ 62,058 1,099 (6,117) (57,040)	$ 25,454 2,078 (1,029) (26,503)	$ 5,881 518 — (6,399)
Income tax benefit	$ —	$ —	$ —

            The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Start-up costs and other assets	$ 2,543	$ 2,717
Accrued liabilities	2,783	—
Unrealized loss on derivative instrument	3,004	—
Capital loss carryover	700	—
Net operating loss carryforward	131,444	68,595

Gross deferred tax assets	140,474	71,312
Less valuation allowance	(135,223)	(67,702)

Total deferred assets	5,251	3,610

Deferred tax liabilities:
Depreciation and amortization	4,417	3,074
Investment in partnership	834	536

Total deferred tax liabilities	5,251	3,610

Net deferred tax asset	$ —	$ —

            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over the periods which the deferred tax assets are deductible, management determined that a 100% valuation allowance of net deferred tax assets was appropriate. Accordingly, a valuation allowance has been established for the excess of the deferred tax assets over deferred tax liabilities.

            At December 31, 2001, NuVox had net operating loss carryforwards for federal income tax purposes of $355.6 million, which are available to offset future federal taxable income of $9.9 million through 2018, $99.5 million through 2019, $75.9 million through 2020 and $170.3 million through 2021.

            The valuation allowance for deferred tax assets at December 31, 2001 includes $44.2 million related to the TriVergent acquisition which, when recognized, will be credited to goodwill and not recognized as an income tax benefit.

(11)     Loss Per Share

            A reconciliation of the number of shares used in the calculation of basic and diluted loss per share follows:

	Year Ended December 31,
	2001	2000	1999
Shares outstanding — beginning of period	19,394,405	5,469,200	5,200,000
Weighted average number of common shares issued	326,917	2,662,837	122,409
Weighted average number of common shares repurchased or converted	(1,113,613)	—	—
Weighted average number of common shares outstanding — end of period	18,607,709	8,132,037	5,322,409
Dilutive effect of preferred stock conversion and employee stock options and warrants	—	—	—
Diluted shares outstanding	18,607,709	8,132,037	5,322,409

            In calculating diluted loss per share for the years ended December 31, 2001, 2000 and 1999, stock options and warrants to purchase 493,640,556, 31,344,834 and 3,025,500 shares of common stock, respectively, and preferred stock convertible into common shares of 222,745,739, 98,869,411 and 29,975,000, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(12)     Commitments and Contingencies

            NuVox has entered into various operating lease agreements for office space and equipment. NuVox has also entered into software maintenance contracts. Future minimum lease obligations related to the Company's operating leases with initial lease terms in excess of one year and maintenance contracts at December 31, 2001 are as follows (in thousands):

2002	$ 7,594
2003	6,663
2004	5,672
2005	4,799
2006	4,289
Thereafter	$ 14,364
Total	43,381

            Rent expense totaled approximately $8.8 million, $3.0 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Also, the Company has a long distance capacity agreement with a long haul telecommunications provider. Under the agreement, the Company is liable for a yearly minimum usage charge according to the schedule below (in thousands):

2002	$ 2,200
2003	2,400
2004	2,600
2005	3,500
Total	$ 10,700

            In the event such yearly commitments are not met, the Company is required to remit 100% of the difference between the yearly commitment and actual usage. Such amount, if necessary, would be recorded as costs of services in the period incurred. The agreement extends through December 31, 2005.

(13)     Employee Benefit Plans

            The Company maintains an employee benefit plan for all eligible employees of the Company under the provisions of the Internal Revenue Code Section 401(k). The NuVox, Inc. 401(k) Plan allows employees to contribute up to 15% of compensation and, for 2000 and 2001, the Company matched 50% of employee contributions up to 6% of total compensation, subject to certain adjustments and limitations. As of the close of business on December 31, 2001 the Company match was eliminated. A total of approximately $1.0 million and $0.3 million was charged to operations for the Company's matching contributions in 2001 and 2000, respectively. No expense was charged to operations in 1999.

            Pursuant to the NuVox, Inc. 2001 Performance Plan, senior management employees (vice president and above) were awarded during 2001 varying fixed percentage participations in any appreciation in the equity value of the Company over an amount equal to the sum of (a) $301 million and (b) the aggregate liquidation preference of any preferred stock issued after September 20, 2001 which is senior to or pari passu with the Series D preferred stock or which is senior to the Series E preferred stock (other than any issuances of Series D preferred stock issued upon exercise of then outstanding Series D warrants) (“Initial Threshold Amount”). Future awards, if any, will be based on appreciation in the equity value of the Company from the date of grant (but in no event less than the Initial Threshold Amount). The aggregate payments under this plan may not exceed 7% of the amount by which the Company’s equity value as of the date of the first to occur of an initial public offering or change in control exceeds the Initial Threshold Amount. Awards will generally vest over a three year period, provided, however, in the event of a change in control of the Company, 50% of the then unvested portion of an employee’s award will become immediately vested, and in the event of a termination of an employee’s employment either by the Company without cause or by the employee for good reason, within 12 months following a change in control, all of an employee’s award will immediately become fully vested. The award payments, if any, will be calculated based on the equity value of the Company as of the date of the first to occur of a change in control or initial public offering. The awards will be payable in cash, stock or a combination of both depending on the nature of the event which triggers the award calculation. The award payments will not become payable to an employee until such employee becomes or, in the case of a participant who has terminated employment, would have become, fully vested in the award.

NUVOX, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of year/period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Acquisitions	Balance at end of year
For the year ended December 31, 1999
Allowance for doubtful accounts	$ —	$ 15	$ —	$ —	$ —	$ 15
Total valuation and qualifying accounts	$ —	$ 15	$ —	$ —	$ —	$ 15
For the year ended December 31, 2000
Allowance for doubtful accounts	$ 15	$ 541	$ —	$ 334	$ 763	$ 985
Total valuation and qualifying accounts	$ 15	$ 541	$ —	$ 334	$ 763	$ 985
For the year ended December 31, 2001
Allowance for doubtful accounts	$ 985	$ 3,850	$ —	$ 2,155	$ —	$ 2,680
Total valuation and qualifying accounts	$ 985	$ 3,850	$ —	$ 2,155	$ —	$ 2,680

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 9, 2000, by and among the registrant, Triangle Acquisition, Inc. and State Communications, Inc., incorporated herein by reference to Annex A to the information statement/prospectus included in the registrant’s Registration Statement on Form S-4 (File No. 333-41040) (the “Form S-4”)*.
3.1	Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”).
3.2	Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.
3.3	Certificate of Amendment to Article Fourth of the Amended and Redated Certificate of Incorporation effective September 20, 2001, incorporated herein by reference to Exhibit 3.3 to the registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “third quarter Form 10-Q”).
3.4	By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to the Form S-4.
4.1	Form of $10.25 Warrant Agreement between the registrant and the holders of preferred stock of the registrant, incorporated herein by reference to Exhibit 4.2 to the Form S-4.
4.2	Composite Conformed Copy of Shareholders Agreement dated August 14, 1998, as amended as of November 18, 1998, December 13, 1999 and September 20, 2001, by and among the registrant and its employee stockholders, filed herewith.
4.3	Composite Conformed Copy of Amended and Restated Stockholders’ Agreement dated as of March 31, 2000, as amended as of September 20, 2001, among the registrant and the stockholders of the registrant, filed herewith.
4.4	Composite Conformed Copy of Amended and Restated Registration Rights Agreement dated as of March 31, 2000, as amended as of September 20, 2001, among the registrant and the stockholders of the registrant, filed herewith.
10.1	Securities Purchase Agreement, dated as of November 18, 1998, as amended by agreement dated as of December 14, 1998, by and among the registrant and purchasers of Series A Preferred Stock of the registrant, incorporated by reference to Exhibit 10.1 to the Form S-4.
10.2	Securities Purchase Agreement, dated as of December 13, 1999, by and among the registrant, Meritage Private Equity Fund, L.P., Meritage Private Equity Parallel Fund L.P. and Meritage Entrepreneurs Fund, L.P. for the purchase of Series A-1 Preferred Stock of the registrant, incorporated by reference to Exhibit 10.2 to the Form S-4.
10.3	Securities Purchase Agreement, dated as of March 31, 2000, by and among the registrant and purchasers of Series B Preferred Stock of the registrant, incorporated by reference to Exhibit 10.3 to the Form S-4.

E-1

10.4	Amendments to Securities Purchase Agreements dated as of October 25, 2000, by and among the registrant and holders of its Series A, Series A-1 and Series B Preferred Stock, incorporated herein by reference to Exhibit 10.4 to the 2000 Form 10-K.
10.5	Securities Purchase Agreement dated as of September 20, 2001, by and among the registrant and purchasers of Series D Preferred Stock and related warrants, filed herewith. *
10.6	NuVox, Inc. 1998 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to the Form S-4. **
10.7	NuVox/TriVergent Corporation Employee Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the 2000 Form 10-K. **
10.8	NuVox, Inc. 2001 Performance Plan, incorporated herein by reference to Exhibit 10.1 to the third quarter Form 10-Q. **
10.9	NuVox, Inc. Series D Loan Program, incorporated herein by reference to Exhibit 10.2 to the third quarter Form 10-Q. **
10.10	NuVox, Inc. 2001 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the third quarter Form 10-Q. **
10.11	Employment Agreement dated as of December 13, 1999 between the registrant and David L. Solomon, incorporated herein by reference to Exhibit 10.6 to the Form S-4. **
10.12	Employment Agreement dated as of October 31, 2000, between the registrant and Charles S. Houser, incorporated herein by reference to Exhibit 10.8 to the 2000 Form 10-K 2001. **
10.13	Amendment to Employment Agreement dated as of October 16, 2001 between the registrant and Charles S. Houser, filed herewith. **
10.14	Employment Agreement dated as of March 10, 2000 between G. Michael Cassity, and State Communications, Inc., incorporated herein by reference to Exhibit 10.9.2 to State Communications, Inc.'s registration statement on Form S-1 (File No. 333-34834). **
10.15	Employment Agreement dated as of August 15, 2000 between the registrant and John P. Denneen, incorporated herein by reference to Exhibit 10.11 to the Form S-4. **
10.16	Employment Agreement dated as of October 16, 2001 between the registrant and Marguerite A. Forrest, filed herewith. **
10.17	Employment Agreement dated as of October 16, 2001 between the registrant and Michael E. Gibson, filed herewith. **
10.18	Employment Agreement dated as of October 16, 2001 between the registrant and Michael C. Morey, filed herewith. **
10.19	Employment Agreement dated as of October 16, 2001 between the registrant and Paul A. Pitts, filed herewith. **
10.20	Employment Agreement dated as of October 16, 2001 between the registrant and Josephine Young, filed herewith. **
10.21	Credit and Guaranty Agreement, dated as of October 31, 2000 (“Credit and Guaranty Agreement”) by and among the registrant, Gabriel Communications Finance Company (“Borrower”), Gabriel Communications Properties, Inc., certain subsidiaries of Borrower, as Guarantors, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Syndication Agent, First Union National Bank, as Administrative Agent and Collateral Agent, Barclays Bank Plc, as Documentation Agent and CIT Lending Services Corporation, as Co-Documentation Agent, incorporated herein by reference to Exhibit 10.14 to the 2000 Form 10-K. *

E-2

10.22	Amendment No. 1, effective as of September 21, 2001, to Credit and Guaranty Agreement, incorporated herein by reference to Exhibit 10.1 to the registrant's Report on Form 8-K dated (date of earlier event reported) September 21, 2001.
11.1	Statement regarding computation of loss per share (included in Note 11 to the registrant's consolidated financial statements filed herewith).
21.1	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP.

*	Schedules omitted pursuant to Regulation S-K, Item 601. The registrant hereby undertakes to furnish such schedules to the Commission supplementally upon request.
**	Management contract or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).

E-3