Form 10-Q
period 2002-03-31
NUVOX INC /DE/
filed 2002-05-15
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Registrant’s telephone number, including area code: (636) 537-5700

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|    No  |_|

     At April 30, 2002, 1,005,434 shares of the registrant’s common stock were outstanding.

NUVOX, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	March 31, 2002	December 31, 2001
Current assets:	(unaudited)
Cash and cash equivalents	$23,531	$46,973
Accounts receivable, net of allowance for doubtful accounts of $2,249 and $2,680 in 2002 and 2001, respectively	19,507	17,993
Prepaid expenses and other current assets	10,364	9,021
Total current assets	53,402	73,987
Property and equipment, net	247,037	256,167
Other noncurrent assets:
Goodwill, net	45,960	225,960
Other intangible assets, net	11,723	7,597
Other assets	4,403	4,725
Total other noncurrent assets	62,086	238,282
Total assets	$362,525	$568,436
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,878	$15,344
Accrued expenses and other current liabilities	25,870	27,125
Total current liabilities	36,748	42,469
Deferred hedge liability	7,734	9,303
Long-term debt	176,628	163,804
Other long-term liabilities	805	936
Total long-term liabilities	185,167	174,043
Total liabilities	221,915	216,512
Minority interest	1,157	1,214
Stockholders’ equity:
Preferred stock - Series A through F, $.01 par value, 800,000,000 shares authorized; 511,081,491 and 212,779,300 issued and outstanding in 2002 and 2001, respectively; liquidation preference of $750,000 and $687,024 in 2002 and 2001, respectively	5,111	2,128
Common stock, $.01 par value, 900,000,000 shares authorized; 1,005,434 and 12,423,242 issued in 2002 and 2001, respectively	10	124
Additional paid-in capital	618,465	621,346
Receivables from shareholders	(3,482)	(3,482)
Unearned stock-based compensation	(1,226)	(1,508)
Accumulated deficit	(479,425)	(267,898)
Total stockholders’ equity	139,453	350,710
Total liabilities and stockholders’ equity	$362,525	$568,436

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$30,360	$14,537
Operating expenses:
Cost of communication services (exclusive of depreciation and amortization, shown separately below)	18,506	13,458
Selling, general and administrative	25,035	24,058
Stock-based compensation expense	270	645
Depreciation and amortization	15,968	14,437
Total operating expenses	59,779	52,598
Loss from operations	(29,419)	(38,061)
Other income (expense):
Interest income	70	1,111
Interest expense	(3,804)	(2,774)
Unrealized gain (loss) on derivative instrument	1,569	(2,518)
Equity in loss of affiliate	–	(279)
Total other expense	(2,165)	(4,460)
Net loss before minority interest and cumulative effect of change in accounting principle	(31,584)	(42,521)
Minority interest	58	58
Net loss before cumulative effect of change in accounting principles	(31,526)	(42,463)
Cumulative effect of change in accounting principles:
Accounting for goodwill	(180,000)	–
Accounting for derivative instruments	–	(2,470)
Net loss	$(211,526)	$(44,933)
Net loss per share, basic and diluted:
Net loss before cumulative effect of change in accounting principles	$(3.16)	$(2.16)
Cumulative effect of change in accounting principles	(18.05)	(0.13)
Net loss per share	$(21.21)	$(2.29)
Weighted average number of common shares outstanding, basic and diluted	9,971,294	19,651,813

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(211,526)	$(44,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,968	14,437
Minority interest	(58)	(58)
Equity in loss of affiliate	–	279
Provision for doubtful accounts	1,174	408
Stock-based compensation expense	270	645
Unrealized (gain) loss on derivative instrument	(1,569)	2,518
Cumulative effect of change in accounting principle	180,000	2,470
Changes in assets and liabilities:
Increase in accounts receivable	(2,688)	(4,230)
Increase in prepaid expenses and other assets	(1,160)	(3,199)
Increase (decrease) in accounts payable	(4,466)	548
Decrease in accrued expenses and other current liabilities	(2,022)	(4,317)
Net cash used in operating activities	(26,077)	(35,432)
Cash flows from investing activities:
Payments related to acquisitions, net of cash	(4,534)	(1,799)
Purchases of property and equipment	(5,524)	(17,661)
Purchase of investments	–	(1,250)
Net cash used in investing activities	(10,058)	(20,710)
Cash flows from financing activities:
Proceeds from long-term debt	12,846	–
Proceeds from issuance of stock	–	3,243
Other	(153)	(6)
Net cash provided by financing activities	12,693	3,237
Net decrease in cash	(23,442)	(52,905)
Cash, beginning of period	46,973	106,018
Cash, end of period	$23,531	$53,113
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,815	$3,316

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)     General

           NuVox, Inc. (NuVox or the Company) was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of March 31, 2002 and 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

           NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience significant operating losses and negative cash flow as it expands its operations and grows its customer base. NuVox intends to fund the negative operating cash flows through its debt and equity capital.

(2)     Basis of Presentation

           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include the consolidated accounts of NuVox, Inc., its wholly-owned subsidiaries and affiliated companies in which NuVox has a controlling interest (collectively, "NuVox"). Until April 30, 2001, NuVox had a fifty percent interest in a joint venture which is accounted for under the equity method. On April 30, 2001 the joint venture was liquidated. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with NuVox’s audited consolidated financial statements as of and for the year ended December 31, 2001 which are included in NuVox’s 2001 Form 10-K (Commission File No. 333-41040). Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company’s comprehensive loss is equal to the reported net loss for the three months ended March 31, 2002 and 2001.

(3)     Adoption of Accounting Standards

           In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and acquired intangible assets with indefinite lives are no longer amortized. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. As of December 31, 2001, the Company had unamortized goodwill of $226 million, which was subject to the provisions of SFAS No. 142. On January 1, 2002, the Company implemented SFAS 142. Based upon a fair value analysis, utilizing comparable public company and discounted cash flow valuations, the Company has recorded a goodwill impairment of $180 million as a cumulative effect of change in accounting principle.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of this standard on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative loss due to the change in accounting principle of approximately $2.5 million, an unrealized loss on derivative instrument of approximately $2.5 million for the three months ended March 31, 2001 and an unrealized gain on derivative instrument for the three months ended March 31, 2002 of $1.6 million. The Company's interest rate hedging instrument does not qualify under SFAS 133 for hedge accounting. Thus, the changes in the fair market value of the instrument, which reflects market prices and volatility at the balance sheet date, are recorded to the statement of operations.

(4)     Acquisitions

           Acquisition of US Net assets

           In January 2002, NuVox purchased certain assets from MDM i NET LLC (d/b/a US Net). Under terms of the agreement, NuVox paid $4.5 million in cash which was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$ 765
Customer lists	4,537
Liabilities assumed	(768)
Net cash paid	$ 4,534

           The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations associated with the acquired assets are included in NuVox’s results of operations subsequent to the date of the purchase. The allocated value of customer lists is being amortized over a period of five years based upon the assumed attrition rate of such customers.

(5)     Property and Equipment

           Property and equipment consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Network equipment	$ 239,076	$ 237,234
Computer hardware and software	40,385	37,514
Leasehold improvements	14,386	14,178
Transportation equipment	7,776	7,836
Furniture and office equipment	6,662	6,647
Other	1,507	1,141
Property and equipment, in service	309,792	304,550
Less accumulated depreciation and amortization	79,051	65,625
Property and equipment, in service, net	230,741	238,925
Construction-in-progress	16,296	17,242
Property and equipment, net	$ 247,037	$ 256,167

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2002 and 2001, depreciation expense was $15.4 million and $10.3 million, respectively.

(6)     Goodwill

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$ 225,960
Goodwill acquired during the period	–
Impairment losses	(180,000)
$ 45,960

        The following table adjusts on a pro forma basis reported results to exclude goodwill amortization during the three months ended March 31, 2001(in thousands):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$ (211,526)	$ (44,933)
Add back goodwill amortization	–	3,981
Adjusted net loss	$ (211,526)	$ (40,952)
Reported net loss per share, basic and diluted	$ (21.21)	$ (2.29)
Add back goodwill amortization	–	0.20
Adjusted net loss per share, basic and diluted	$ (21.21)	$ (2.09)

(7)     Other Intangible Assets

         Other intangible assets consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Deferred financing costs	$ 8,352	$ 8,328
Customer lists	4,652	–
Gross carrying cost	13,004	8,328
Less accumulated amortization	1,281	731
Other intangible assets, net	$ 11,723	$ 7,597

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           During the three months ended March 31, 2002 and 2001, amortization expense associated with the other intangible assets was $0.6 million and $0.1 million, respectively.

           Estimated future amortization expense of other intangible assets is as follows (in thousands):

For the nine months ended December 31, 2002	$ 1,966
For the year ended December 31, 2003	2,621
For the year ended December 31, 2004	2,562
For the year ended December 31, 2005	2,558
For the year ended December 31, 2006	2,016
$ 11,723

(8)     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Accrued costs of communication services	$ 7,530	$ 3,039
Accrued taxes	6,427	4,956
Accrued employee expenses	3,191	4,563
Acquisition liabilities	4,160	6,092
Accrued interest	1,630	641
Other	2,932	7,834
Total	$ 25,870	$ 27,125

(9)     Long-Term Debt

           On November 1, 2000, Gabriel Communications Finance Company, an indirectly wholly-owned subsidiary of the Company (the "Borrower"), entered into a $225 million senior secured credit facility ("Credit Facility"). An aggregate of $98.2 million was drawn at that date to repay previous secured credit facilities and pay certain other expenses.

           The $225 million Credit Facility consists of a $40 million term loan facility, a $60 million revolving credit facility, and $125 million in two-year delayed draw term loan facilities, including a $45 million facility provided by Nortel Networks, Inc. to provide financing for the purchase of equipment and services from Nortel Networks. The Credit Facility is available, subject to satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. Pursuant to an amendment effective September 21, 2001, borrowings are limited to no more than $200 million prior to June 30, 2002 and $225 million thereafter. The lenders’ commitments to honor borrowing requests under the Nortel Networks $45 million term loan facility expire on November 1, 2002 to the extent that borrowings in that amount are not drawn on or before such date. Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2006. Interest on outstanding borrowings varies based on the Borrower’s leverage ratio and is initially the London Interbank Offer Rate (LIBOR) plus 4.50% (the interest rate at March 31, 2002 was 6.5%). The initial commitment fee on the unused portion of the Credit Facility was 1.50% per annum, paid quarterly, and is reduced based upon usage (the applicable commitment fee percentage at March 31, 2002 was 0.75%). Obligations under the Credit Facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the Borrower. The Credit Facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the Borrower and each of the Borrower’s subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc. (other than its unrestricted subsidiaries), the Borrower and each of the Borrower’s subsidiaries.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           The Credit Facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments. The restrictive covenants effectively prohibit NuVox from paying any cash dividends on its common stock and preferred stock for the foreseeable future. The Credit Facility also requires the Borrower and NuVox to maintain certain operating and financial performance measures at the end of each calendar quarter, including not exceeding specified levels of adjusted EBITDA loss (loss before interest, taxes, depreciation and amortization, adjusted to exclude the effects of other non-cash items), achieving specified minimum levels of adjusted revenues (gross revenues less resale, carrier access and reciprocal compensation revenues), access lines and gross profit and maintaining specified levels of minimum available cash (which, for purposes of the covenants, means the sum of the unused commitments under the Credit Facility plus cash and cash equivalents). The Company has heretofore maintained full compliance with each of its applicable financial covenants.

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

           If the Company is not able to achieve the results required by its financial covenants, the lenders could decide not to extend additional loans under the Credit Facility and they could elect to pursue other remedies.

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

           Indebtedness under the Credit Facility totaled $175.0 at March 31, 2002 (including $31.2 million of outstanding borrowings from Nortel Networks and a $1.0 million letter of credit) at an interest rate of 6.5%.

           On September 14, 2001, GCI Transportation Company, L.L.C. ("GCI"), an affiliate which is 70% owned by the Company, obtained a $2.76 million secured credit facility primarily to finance working capital of GCI. The aggregate $2.76 million was drawn at that date. Monthly repayments of the outstanding borrowings commenced on November 1, 2001 and continue through October 1, 2019. Interest on the outstanding borrowings is variable at LIBOR plus 2.95%. At March 31, 2002, $2.70 million remained outstanding under this facility at an interest rate of 5.5%.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

        Principal maturities of long-term debt at March 31, 2002 are as follows (in thousands):

2002	$ 94
2003	4,127
2004	18,234
2005	26,297
2006	125,747
Thereafter	2,223
Total	$ 176,722

           As of March 31, 2002, the Company has in place an interest rate hedging agreement in the form of an interest rate collar. This collar limits the Company’s exposure to and benefits from interest rate fluctuations on its variable rate debt to within a certain range of rates. At March 31, 2002, the fair value of the collar was $(7.7) million. The fair value of this interest rate collar is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at March 31, 2002.

(10)     Loss Per Share

           A reconciliation of the number of shares used in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Shares outstanding - beginning of period	12,423,242	19,494,405
Weighted average number of common shares issued	–	157,408
Weighted average number of common shares, converted	(2,451,948)	–
Weighted average number of common shares outstanding - end of period	9,971,294	19,651,813
Dilutive effect of preferred stock conversion and employee stock options and warrants	–	–
Diluted shares outstanding	9,971,294	19,651,813

           In calculating diluted loss per share for the periods ended March 31, 2002 and March 31, 2001, employee stock options and warrants to purchase 41,389,111 and 31,283,426 shares of stock, respectively, and preferred stock convertible into common shares of 511,081,491 and 99,302,505, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(11)     Stock Based Compensation

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

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           The following is a summary of activity with respect to common stock options and warrants under the 1998 Stock Incentive Plan.

	Shares Subject to Options & Warrants	Price	Weighted Average Exercise Price
Options and warrants outstanding at December 31, 2000	5,943,577
Granted	1,090,263	$4.00 - $8.00	$4.12
Anti-dilution adjustment *	1,262,692	$1.04	$1.04
Canceled	(857,005)	$2.40 - $5.60	$4.05
Exercised	(2,833)	$2.40	$2.40
Options and warrants outstanding at December 31, 2001	7,436,694	$1.04 - $8.00	$2.65
Canceled	(240,747)	$2.40 - $8.00	$4.26
Exercised	–	–	–
Options and warrants outstanding at March 31, 2002	7,195,947	$1.04 - $8.00	$2.79

*	Warrants to purchase 670,000 shares at $3.00 per share were adjusted to 1,932,692 shares at $1.04 per share as a result of the placement of 59,903,994 Series D units at $1.50 per unit on September 20, 2001.

           Exercisable options and warrants under the 1998 Stock Incentive Plan totalled 4,484,564 and 4,149,612, at March 31, 2002 and December 31, 2001, respectively. The weighted average exercise price per share of the exercisable options was $2.22 and $2.34, respectively.

           Pursuant to the terms of a merger agreement, NuVox assumed and adopted, at November 1, 2000, the plan under which the acquired company had granted common stock options to its employees. The following is a summary of activity with respect to NuVox stock options issued in substitution for options outstanding immediately prior to the effective time of the merger under this plan.

	Shares Subject to Options	Price	Weighted Average Exercise Price
Options outstanding at December 31, 2000	10,890,799
Canceled	(1,318,157)	$2.03 - $5.56	$3.76
Exercised	(206,563)	$1.36 - $3.84	$2.23
Options outstanding at December 31, 2001	9,366,079	$1.36 - $5.56	$4.11
Canceled	(73,978)	$2.03 - $5.56	$3.61
Exercised	–	–	–
Options and warrants outstanding at March 31, 2002	9,292,101	$1.36 - $5.56	$4.11

           Exercisable options under this plan totalled 7,236,626 and 6,203,431 at March 31, 2002 and December 31, 2001, respectively. The weighted average exercisable price per share of the exercisable options was $3.76 and $3.27, respectively.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           Effective September 20, 2001, NuVox adopted the 2001 Stock Incentive Plan. The following is a summary of activity with respect to Series F-1 preferred stock options under this plan:

	Shares Subject to Options	Price	Weighted Average Exercise Price
Options issued at October 16, 2001	17,909,000	$0.59	$0.59
Canceled	(488,000)	$0.59	$0.59
Options outstanding at December 31, 2001	17,421,000	$0.59	$0.59
Granted	1,039,000	$0.59	$0.59
Canceled	(508,500)	$0.59	$0.59
Options outstanding at March 31, 2002	17,951,500	$0.59	$0.59

There were no exercisable options under the 2001 Stock Incentive Plan at March 31, 2002.

(12)     Stockholder’s Equity

            NuVox’s authorized common stock consists of 900,000,000 shares of which 1,005,434 shares and 12,423,242 shares were issued and outstanding as of March 31, 2002 and December 31, 2001, respectively. The Company’s authorized preferred stock consists of 800,000,000 shares. On September 20, 2001, NuVox closed a private placement of shares of Series D Convertible Preferred Stock pursuant to which proceeds from the sale of 59,903,994 shares of Series D Convertible Preferred Stock at $1.50 per share, or $89.8 million, were received, of which $87.1 million was paid in cash and $2.7 million was paid in five year notes. The various series of Series E Preferred Stock have been issued pursuant to Series E warrants which were issued together with the Series D Convertible Preferred Stock. During the three months ended December 31, 2001, an aggregate of 64,313,398 shares of Series E Preferred Stock were issued in exchange for 10,740,598 shares of Series A-C Preferred Stock and 7,355,392 shares of Common Stock. During the three months ended March 31, 2002, an aggregate of 382,208,567 shares of Series E Preferred Stock were issued in exchange for 83,906,376 shares of Series A-C Preferred Stock and 11,417,808 shares of Common Stock.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

           Set forth below are the shares authorized, liquidation preferences, conversion prices, and shares issued and outstanding for each series of NuVox preferred stock:

				Shares Issued & Outstanding As of
Series of Preferred Stock	Shares Authorized	Initial Liquidation Preference	Conversion Price	March 31, 2002	December 31, 2001
Series A Preferred Stock	26,850,000	$3.00	$1.04	–	23,850,000
Series A-1 Preferred Stock	3,125,000	$4.00	$1.29	–	3,125,000
Series B Preferred Stock	30,430,612	$7.00	$2.05	1,222,077	26,254,184
Series C-1 Preferred Stock	5,374,481	$2.17	$0.84	51,197	5,374,481
Series C-2 Preferred Stock	15,786,710	$3.39	$1.14	654,534	13,843,839
Series C-3 Preferred Stock	17,735,703	$3.84	$1.25	2,727,724	16,114,404
Series D Preferred Stock (1)	155,000,000	$3.00	$1.50	59,903,994	59,903,994
Series E-1 Preferred Stock (2)	80,550,000	$1.18	$1.00	80,550,000	9,000,000
Series E-2 Preferred Stock (2)	12,500,000	$1.14	$1.00	12,500,000	–
Series E-3 Preferred Stock (2)	133,284,618	$1.08	$1.00	120,480,209	12,812,117
Series E-4 Preferred Stock (2)	16,486,756	$1.00	$1.00	15,354,458	8,683,917
Series E-5 Preferred Stock (2)	281,415	$0.92	$0.92	–	–
Series E-6 Preferred Stock (2)	681,793	$0.90	$0.90	677,369	18,802
Series E-7 Preferred Stock (2)	5,180,000	$0.50	$0.50	5,060,000	2,330,000
Series E-8 Preferred Stock (2)	663,599	$0.30	$0.30	663,599	–
Series E-9 Preferred Stock (2)	1,388,154	$0.13	$0.13	1,388,154	–
Series E-10 Preferred Stock (2)	5,202,623	$0.11	$0.11	5,179,397	2,056,606
Series E-11 Preferred Stock (2)	221,200	$0.0045	$0.0045	209,034	176,960
Series E-12 Preferred Stock (2)	213,014,284	$1.08	$1.00	204,459,745	29,234,996
Series F-1 Preferred Stock (3)	24,000,000	$0.59	$0.59	–	–
Undesignated	52,243,052	–	–	–	–
	800,000,000			511,081,491	212,779,300

(1)	Ranks prior to common stock and all other series of preferred stock as to liquidation preference and preferred return.
(2)	Ranks prior to common stock and Series A, A-1, B, C-1, C-2 and C-3 preferred stock, junior to Series D preferred stock and pari passu with any series of the Series F preferred stock and all other series of Series E preferred stock as to liquidation preference and preferred return.
(3)	Series F-1 preferred stock has been authorized for issuance under NuVox’s 2001 Stock Option Program. Under this program, stock options to purchase up to 32,681,552 shares of Series F preferred stock (including 24,000,000 shares of Series F-1 preferred stock) may be issued to employees of NuVox.

           These liquidation preference amounts will be adjusted for any stock dividends, combinations or splits with respect to NuVox’s capital stock. In the event of any liquidation, dissolution or winding up of the Company (which includes an acquisition of the Company or any sale or other disposition of all or substantially all of its assets or stock), the holders of these series of preferred stock will be entitled to the greater of an amount equal to the sum of the applicable liquidation preference amount plus a preferred return on the respective initial liquidation preference amount of 8% per annum, with such return to begin accruing as of the original issue dates of the Series B and Series D preferred stock, as of September 1, 2000 for the Series C-1, Series C-2 and Series C-3 preferred stock, and as of September 1, 2001 for the various series of Series E preferred stock, or

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

  the amount such holders would have received if they had converted their preferred stock into common stock immediately prior to the liquidation event;

thereafter, the holders of the preferred stock would have no right or claim to the remaining assets and funds of NuVox, if any.

           Holders of shares of the preferred stock are not entitled to receive cash dividends. No cash dividends may be declared and paid to holders of shares of the common stock so long as any shares of the preferred stock are outstanding.

           Holders of shares of the preferred stock are entitled to cast one vote per share of common into which their shares of preferred stock are then convertible. The holders of the Series B, Series C-1, Series C-2, Series C-3, Series D and each of the series of Series E preferred stock and common stock will vote together as a single class on all matters as to which such holders are entitled to vote, except when voting separately by class is required by Delaware law. Each holder of shares of any series of Series E preferred stock has agreed, when and as requested by NuVox in connection with any proposed amendment to its charter, to vote, or cause to be voted, all shares of any series of Series E preferred stock which such stockholder owns from time to time in favor of any amendment to the charter provided that (i) at least a majority of the shares of all of the series of Series E preferred stock, voting as a single class, have agreed to vote in favor of such amendment, and (ii) to the extent that such amendment would affect the powers, preferences or special rights of the holders of the various series of Series E preferred stock, it would affect the holders of all of the series of Series E preferred stock in an equivalent or proportionate manner.

(13)     Subsequent Events

           In accordance with the Company’s strategy of focusing primarily on business customers, on April 1, 2002 the Company entered into an agreement to divest its remaining residential resale business acquired as part of the TriVergent acquisition. During the three months ended March 31, 2002, the revenues of the Company’s residential resale businesses totalled $1.3 million.

           Pursuant to an agreement dated as of April 22, 2002, the Company has acquired the Atlanta, Georgia telecommunications business of Edge Connections, Inc. for 158,394 Series D Preferred Stock units, with each unit consisting of one share of the Company’s Series D Preferred Stock and warrants expiring September 30, 2006 to purchase two additional shares of Series D Preferred Stock at an average price of $0.755 per share.

           By letter dated April 26, 2002, the Administrative Agent under the Company’s Credit Facility advised the Company that the lenders under the Credit Facility had concerns with respect to the Company’s compliance with certain covenants under the Credit Facility. As required by the terms of the Credit Facility, the Company advised the Administrative Agent that, as of March 31, 2002, the Company was in, and, as of June 30, 2002 (assuming continued funding in accordance with the terms of the Credit Facility), the Company expected to continue to be in, compliance with each of the applicable covenants. Notwithstanding the reservations expressed by the Administrative Agent, the lenders funded the $10 million loan requested on April 26, 2002 as required by the terms of the Credit Facility. The Company has engaged a financial adviser to assist the Company in its discussions with the lenders and the Company’s review of the Company’s current business plans and its evaluation of available financing alternatives.

NUVOX, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           References in this Form 10-Q to "we," "us," "our," "the Company" and "NuVox" mean NuVox, Inc., a Delaware corporation, and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us, including risks and uncertainties regarding the continued development of our business and the markets for our services and products and the continued availability and sufficiency of our capital. Important factors that could cause our actual results to be materially different from those forward-looking statements are set forth below under the heading "Liquidity and Capital Resources" and in Item 1 of our Report on Form 10-K for the year ended December 31, 2001 under the heading "Business - Risk Factors Relating to our Business and Operations" and elsewhere in this Report on Form 10-Q.

Company Overview

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

           The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses in second and third tier markets; providing superior customer service through local sales forces and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions, joint ventures and strategic alliances to expand and complement our business. NuVox commenced commercial operations in June 1999 and, as of March 31, 2002, we were providing service to approximately 13,000 on-net customers with approximately 170,000 on-net access lines in service, in 30 markets in seven midwestern states and six southeastern states.

           In contrast to carriers that construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our "smart build" network construction strategy, we have installed our own voice and data switches and have leased transmission facilities from incumbent telephone companies and other providers within a local market area. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as "collocation." This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. Initially, capital expenditures were primarily for the build out of our network and operations support systems infrastructure. Currently, our incremental network infrastructure costs are substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

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

           In January 2002, we purchased certain assets from MDM i NET LLC (d/b/a US Net). Under terms of the agreement, NuVox paid $4.5 million in cash which was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$ 765
Customer lists	4,537
Liabilities assumed	(768)
Net cash paid	$ 4,534

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of associated with the acquired assets are included in NuVox’s results of operations subsequent to the date of the purchase.

           The development of our business requires significant expenditures before the time when our operations can generate consolidated positive free cash flows. We have had negative cash flow from our inception through March 31, 2002 totaling $462.4 million. We expect to continue to incur consolidated negative cash flow for a period of time as we continue to grow our customer base in each of our markets.

Current Telecommunications Industry Environment

           There are a number of significant uncertainties facing NuVox and the telecommunications industry during 2002 including the negative impacts of the slowing economy, continuing efforts by bank lenders to reduce their telecommunications exposures (which limit the options for emerging telecommunications companies such as NuVox to obtain additional financing), and regulatory uncertainties inherent in legislative and regulatory initiatives currently underway.

           Since March 2000, there has been a prolonged and continuing downturn in telecommunications capital markets, particularly for emerging telecommunications companies. This has made incremental capital available to only a select few best-managed companies with sound business plans. In addition, the downturn in the economy, which began in 2001 and accelerated following the events of September 11, 2001, has lessened telecommunications demand and curtailed growth rates. All of this has led a number of emerging providers to shift business focus, abandon markets, curtail operations, re-capitalize and seek reorganization under the bankruptcy laws. It has also caused end users to reconsider the advisability of obtaining their communications services from alternative providers.

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

           Despite these challenges, NuVox has been able to attract meaningful amounts of incremental equity and debt financing. However, the financial covenants in our senior secured credit facility require that, during 2002, we effect significant quarterly increases in covenanted revenues (total revenues less resale, carrier access and reciprocal compensation revenues) and access lines installed over the levels we achieved in 2001, and, at the same time, that we effect continuing quarterly improvements in margins and achieve positive EBITDA in the fourth quarter of 2002. Achievement of these aggressive targets would require us to achieve sales targets which are in excess of the levels achieved during the quarter ended March 31, 2002 and to maintain superior execution in provisioning and customer service and support, while at the same time controlling and managing our operating, selling, general, administrative and capital expenditures. If we are not able to achieve the results required by our financial covenants, we may not be able to fully utilize our $225 million senior secured credit facility and may be required to take steps to limit spending which could delay or limit our planned growth.

           While there are many uncertainties facing NuVox and our industry during 2002, we believe that companies that survive the current sector shake out will ultimately benefit from diminished competition as other companies disappear through bankruptcy and acquisition. This should enable the survivors to acquire customers and assets on advantageous terms, accelerate market penetration and achieve higher margins.

Operating Statistics

           The following table provides selected operational data:

	As of March 31,
	2002	2001
Markets in operation	30	30
Addressable market - business lines (in millions)	7.1	6.1
Addressable market - total lines (in millions)	23.1	19.8
Total access lines in service(a)	180,893	81,137
On-net access lines in service(b)	169,273	55,716
Total customers served	32,278	31,931
Customers served, on-net	13,202	5,928
Annualized March revenues	$124,469,000	$ 64,994,000
On-net March revenues per customer	$655	$585
March Gross margin (%)	40.3%	7.4%
Voice switches installed	14	14
ATM switches installed	30	30
Central office collocations in service	199	260
Sales employees	317	288
Total employees	1,088	1,021

(a)	Includes 17,808 and 25,421 resale lines at March 31, 2002 and 2001, respectively. NuVox has agreed to divest its remaining residential resale business and management expects that the number of resale lines will continue to decrease as NuVox continues to pursue its business strategy of providing services primarily to business customers over its own network platforms.
(b)	“On-net” customers are those to which we provide our services over our own network platforms. All customers have signed either one, two or three year contracts.

Results of Operations

           Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

REVENUE

           Our revenues increased 109 percent to $30.4 million for the three months ended March 31, 2002 from $14.5 million for the three months ended March 31, 2001 and a 16.5 percent sequential increase over fourth quarter 2001 revenues of $26.1 million. Revenues attributable to core broadband products grew 174 percent to $24.9 million from $9.1 million during the first quarter of 2001 and 17.5 percent above the $21.2 million reported in the fourth quarter of 2001. Core broadband revenues include revenues from NuVox’s bundled local, long distance, Internet and broadband data communications services.

           NuVox generates revenues from:

  local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

  long distance services, which include a full range of domestic, international and toll-free long distance services,

  dedicated, high speed Internet access services, including DSL Internet access,

  website design and development, web page hosting and domain name services, audio conferencing, remote access service,

  advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks,

  access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to the local service customers of long distance carriers, reciprocal compensation, which entitles us to compensation for terminating local calls made by customers of other carriers to our customers, and network design and installation services and telecommunications equipment sales.

           We price our local calling services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled local, long distance and data services under one, two and three year commitments.

           Local voice service revenues for the three months ended March 31, 2002 and 2001 were $15.5 million and $8.3 million, respectively (of which $13.6 million and $5.6 million, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended March 31, 2002 and 2001 were $4.2 million and $2.5 million, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended March 31, 2002 and 2001 were $10.7 million and $3.7 million, respectively.

           Annualized revenues increased 92 percent to $124.5 million based on March 2002 revenues from $65.0 million based on March 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing 123 percent to 180,893 at March 31, 2002, of which 169,273 were on-net, as compared to 81,137 total access lines in service at March 31, 2001, of which 55,716 were on-net. On-net access lines installed during the first quarter of 2002 increased 65 percent to 39,290 lines from 23,855 in the same period of 2001 and 14.5 percent from 34,302 lines installed in the fourth quarter of 2001. Total monthly access line churn decreased from 2 percent in the first quarter of 2001 to 1.5 percent in the first quarter of 2002. As of March 31, 2002, we served 32,278 total customers, of which 13,202 were served on-net, as compared with 31,931 total customers, of which 5,928 were served on-net, at March 31, 2001.

COST AND EXPENSES

           Our cost of communication services amounted to $18.5 million for the three months ended March 31, 2002 compared to $13.5 million for the same period in 2001. The increase in cost of communication services resulted from the growth in access lines in service, and correlates to the increase in revenue between the three-month period ended March 31, 2002 and the same period from the prior year. Gross margin increased to 39.0% of revenue for the three months ended March 31, 2002 as compared with a gross margin of 7.4% in the three-month period ended March 31, 2001 and 29% in the quarter ended December 31, 2001. The improvement reflects the revenue and access line growth, and more efficient utilization of our network facilities. Our cost of communication services includes recurring costs associated with leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies’ central offices,

  leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks,

  leasing space used to collocate our customer access equipment in incumbent telephone companies’ central offices,

  leasing and obtaining electrical power for our collocation facilities,

  purchasing long distance services for resale to our customers, and providing Internet access to our customers.

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

           Our selling, general and administrative expenses increased to $25.0 million, or 82 percent of revenues, for the three months ended March 31, 2002 compared to $24.1 million, or 165 percent of revenues, for the same period in 2001. The increase in selling, general and administrative expenses is primarily due to increases in the number of employees. We added 67 employees, including an additional 29 sales employees, between March 31, 2001 and March 31, 2002.

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

           A portion of the purchase price for our acquisition of TriVergent Communications on November 1, 2000 was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6 million, and was recorded as unearned stock-based compensation and included in stockholders’ equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $0.3 million and $0.6 million was recorded as amortization of stock-based compensation in the three months ended March 31, 2002 and 2001, respectively.

           Depreciation expense increased to $15.4 million for the three months ended March 31, 2002 from $10.3 million for the same period in 2001. This reflects the installation of additional network equipment and computer hardware and software as a result of the expansion of services in the 30 markets in which we operate. Goodwill amortization expense decreased to zero for the three months ended March 31, 2002 from $4.0 million for the same period in 2001 due a change in the method of accounting for goodwill as a result of adopting a new accounting standard on January 1, 2002. See "Impact of Recently Issued Accounting Standards" below. Amortization expense of other intangible assets increased to $0.6 million for the three months ended March 31, 2002 from $0.1 million for the same period in 2001.

           Interest expense for the three months ended March 31, 2002 was $3.8 million as compared to interest expense of $2.8 in the same period in 2001. The increase in interest expense is due to the increase in borrowings under our senior secured credit facility.

           Interest income is earned on the short-term investment of available cash. Interest income decreased from $1.1 for the three months ended March 31, 2001 to $0.1 million in the same period in 2002, due to decreases in our average cash balances.

           The unrealized gain/loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement.

           We had an operating loss of $29.4 million and negative adjusted EBITDA of $13.2 million (43 percent of revenues) for the three months ended March 31, 2002, compared to an operating loss of $38.1 million and negative adjusted EBITDA of $23 million (158 percent of revenues) for the three months ended March 31, 2001. The quarter ended March 31, 2002 was our fourth consecutive quarter of declining operating loss and negative adjusted EBITDA. We expect to continue to experience decreasing operating losses and negative adjusted EBITDA as we continue to grow the customer base in each of our markets. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies’ operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox’s operating results and is not intended to represent cash flow or results of operation in accordance with generally accepted accounting principles. NuVox’s senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

           Our net loss before change in accounting principles was $31.5 million for the three months ended March 31, 2002, a 26 percent improvement when compared to our net loss before change in accounting principles of $42.5 million for the three months ended March 31, 2001.

           The implementation of statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a $180 million cumulative loss due to change in accounting principle recorded during the three months ended March 31, 2002. The implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 resulted in a $2.5 million cumulative loss due to change in accounting principle recorded during the three months ended March 31, 2001.

           Our net loss for the three months ended March 31, 2002 was $211.5 million, compared to $44.9 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

           The development of our business requires significant expenditures before the time when our operations can generate consolidated positive free cash flows. During the period from our inception through March 31, 2002, (i) we have incurred negative cash flow to fund our operations, capital expenditures and acquisitions totaling $462.4 million and (ii) the net cash obtained from our financing activities has totalled $485.9 million. As of March 31, 2002, we had $23.5 million of cash and short-term investments and $50.0 million of undrawn financing committed under our $225 million senior secured credit facility.

           The $225 million credit facility consists of a $60 million revolving credit facility and $165 million of term loan facilities, including a $45 million term loan facility provided by Nortel Networks, Inc. to provide financing for the purchase of equipment and services from Nortel Networks. Borrowings are available, subject to the satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. The credit facility is predicated on our 30-market business plan.

           The borrower under the credit facility is Gabriel Communications Finance Company, an indirect wholly-owned subsidiary of NuVox. Obligations under the credit facility are guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the borrower. The facility is secured by a pledge of all of the capital stock of Gabriel Communications Properties, the borrower and each of the borrower’s subsidiaries and a security interest in all of the assets of Gabriel Communications Properties, other than its unrestricted subsidiaries, and of the borrower and each of the borrower’s subsidiaries.

           Outstanding indebtedness under the credit facility at March 31, 2002 totaled $175 million (comprised of $151.2 million of term loans, including $31.2 million of outstanding borrowings from Nortel Networks, $22.8 million of revolving loans and a $1.0 million letter of credit). We borrowed an additional $10 million on April 26, 2002 under the revolving credit facility, bringing our total outstanding indebtedness under the facility to $185 million. Borrowings are limited to no more than $200 million prior to June 30, 2002 and $225 million thereafter. Nortel Networks’ commitment to honor additional borrowing requests under its facility expires on November 1, 2002 to the extent borrowings in the full amount of the remaining $13.8 million of its commitment are not drawn to pay for purchases of Nortel Networks equipment and services on or before such date.

           Quarterly repayment of outstanding borrowings under the term loan and revolving credit facilities will commence on December 31, 2003 and continue through September 30, 2006. Interest on outstanding borrowings varies based on the borrower’s leverage ratio (the interest rate at March 31, 2002 was 6.5%). The applicable commitment fee on the unused portion of the credit facility at March 31, 2002 was 0.75%, payable quarterly.

           The credit facility contains restrictive covenants that, among other things, impose limitations on indebtedness, liens, investments, acquisitions, capital expenditures, dividends and other specified transactions and payments. The restrictive covenants effectively prohibit NuVox from paying any cash dividends on our common stock and preferred stock for the foreseeable future. The credit facility also requires the borrower and NuVox to maintain operating and financial performance measures at the end of each calendar quarter, including not exceeding specified levels of adjusted EBITDA loss, achieving specified minimum levels of adjusted revenues (gross revenues less resale, carrier access and reciprocal compensation revenues), access lines and gross profit and maintaining specified levels of minimum available cash (which, for purposes of the covenants, means the sum of the unused commitments under the senior secured credit facility plus our cash and cash equivalents). These financial covenants were derived from our July 2001 financial model which we delivered to the lenders in connection with an amendment to the credit facility effective September 21, 2001.

           The credit facility contains provisions for increases and decreases in such financial covenant amounts in the event of certain acquisitions or asset sales, respectively, for which total consideration, when aggregated with the consideration paid or received in all other acquisitions or asset sales since September 21, 2001 or since the date of any future adjustment, exceeds $5 million in the aggregate.

           For each of the three fiscal quarters ended on March 31, 2002, our compliance with each of our applicable financial covenants has been as follows:

	Minimum Adjusted Revenues		Minimum Access Lines		Minimum Gross Profit		Maximum EBITDA Loss		Minimum Available Cash
	($ millions)				($ millions)		($ millions)		($ millions)
	Covenant	Actual	Covenant	Actual	Covenant	Actual	Covenant	Actual	Covenant	Actual
3Q’01	$15.20	$17.25	107,000	108,584	$3.50	$5.97	$(21.50)	$(20.53)	$125.0	$146.6
4Q’01	19.60	20.76	132,000	136,456	5.80	7.60	(18.50)	(17.95)	95.0	110.8
1Q’02	25.70	25.86	162,000	169,273	11.50	11.85	(14.10)	(13.18)	63.0	73.5

           By letter dated April 26, 2002, the Administrative Agent under the credit facility advised NuVox that the lenders had concerns with respect to NuVox’s compliance with certain covenants under the facility. As required by the terms of the credit facility, we advised the Administrative Agent that, as of March 31, 2002, NuVox was in, and, as of June 30, 2002 (assuming continued funding in accordance with the credit facility), we expect to continue to be in, compliance with each of the applicable covenants. Notwithstanding the reservations expressed by the Administrative Agent, the lenders funded the $10 million loan on April 26, 2002 as required by the terms of the credit facility.

           NuVox may not be able to continue to achieve the results required by our financial covenants and actual results may vary materially from those required by our credit facility as a result of the risks we face, including the risks that we may not be able to achieve the required levels of sales growth and revenue per line. Our sales results through March 31, 2002 have been below the levels contemplated by our July 2001 financial model. For each fiscal quarter ending on or prior to June 30, 2003, we must meet or exceed the following financial covenants:

	Minimum Adjusted Revenues	Minimum Access Lines	Minimum Gross Profit	Maximum adjusted EBITDA Loss/Minimum adjusted EBITDA	Minimum Available Cash
2Q02	$31.4 million	196,000	$14.9 million	$(9.8 million)	$43.5 million
3Q02	37.7 million	233,000	18.8 million	(5.3 million)	23.5 million
4Q02	44.4 million	272,000	23.2 million	100,000	7.0 million
1Q03	51.8 million	313,000	30.4 million	8.9 million	5.0 million
2Q03	59.0 million	356,000	34.4 million	13.0 million	5.0 million

           If we are not able to achieve the results required by our financial covenants, the lenders could decide not to extend any additional loans under our credit facility and they could elect to pursue other remedies.

           Our capital spending for the three months ended March 31, 2002 totaled $5.5 million or 68.7 percent below the $17.7 million invested during the three months ended March 31, 2001. Our planned capital expenditures for the balance of 2002, primarily for demand-driven capital spending, total approximately $30 million.

           The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things any inability to fully utilize our $225 million credit facility, changes in or inaccuracy of our development plans or projections, changes in our working capital requirements,
  the demand for our services,
  availability of attractive additional market opportunities, and acquisitions.

           Our revenues and our costs of operating our business will depend on a variety of factors, including the number of our customers and the services for which they subscribe and the time required to provision those customers, our ability to implement additional cost containment measures and to avoid significant increases in selling, general and administrative expenses the expenses required to continue the development and integration of our operations support systems, the extent of price and service competition for telecommunications services in our markets, and the impact of changes in technology and telecommunications regulations.

           In view of these uncertainties, we continue to evaluate steps we can take to reduce the amount of cash required to fund our operations to positive free cash flow, including additional reductions in operating and capital costs which could slow the rate of our growth. We are also exploring the feasibility of obtaining alternative financing from our equity investors and other sources, although as yet we have not sought or received any firm commitments for any such alternative financing. We have engaged a financial advisor to assist us in our discussions with the lenders and our review of the Company’s current business plans and our evaluation of available financing alternatives.

Effect of Recent Accounting Pronouncements

           In June 2001, the FASB issued SFAS No., 143, Accounting for Asset Retirement Obligations. We will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisitions, construction, or development or the normal operation of long-lived assets. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

           In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64 , Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which we will adopt for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

           At March 31, 2002 and December 31, 2001, the carrying value of our debt obligations was $176.7 million and $163.9 million, respectively, and the weighted average interest rate on our debt obligations was 6.5%. Because the interest rates on our senior secured credit facility are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the three months ended March 31, 2002 and 2001 would have been increased by $0.4 million and $0.2 million, respectively.

           The terms of our senior secured credit facility require us to maintain agreements to hedge against such interest rate risks with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the outstanding indebtedness thereunder. Accordingly, we have in place a derivative financial agreement which includes an interest rate swaption agreement and interest rate cap and floor agreements. This agreement limits our exposure to and benefits from interest rate fluctuations on our variable rate debt within a certain range of rates. At March 31, 2002 and December 31, 2001, the fair value of this interest rate collar agreement was a liability of $7.7 million and $9.3 million, respectively. The fair value of this interest rate collar agreement is estimated based on quotes from brokers and represents the estimated amount we would expect to pay to terminate the agreement on March 31, 2002 or December 31, 2001. During the three months ended March 31, 2002, we recorded a $1.6 million unrealized gain on derivative instrument. During the three months ended March 31, 2001, we recorded a $2.5 million unrealized loss on derivative instrument and a $2.5 million cumulative loss due to change in accounting principle. These gains or losses are attributable to changes in the fair value of this interest rate collar agreement.

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

PART II
OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

           (c)  During the three months ended March 31, 2002, NuVox offered and sold the following shares of its $0.01 par value Series E Convertible Preferred Stock in transactions that were not registered under the Securities Act of 1933:

           Exercises of Series E Preferred Stock Warrants

           At various dates during the three months ended March 31, 2002, NuVox issued and sold the following shares of various series of its Series E Convertible Preferred Stock to existing security holders upon exercise of Series E Preferred Stock Warrants issued to such holders on September 20, 2001 as part of an exempt offering:

Designation	Shares Issued
Series E-1 Preferred Stock	71,550,000
Series E-2 Preferred Stock	12,500,000
Series E-3 Preferred Stock	107,668,092
Series E-4 Preferred Stock	6,550,541
Series E-6 Preferred Stock	658,567
Series E-7 Preferred Stock	2,730,000
Series E-8 Preferred Stock	663,599
Series E-9 Preferred Stock	1,388,154
Series E-10 Preferred Stock	3,122,791
Series E-11 Preferred Stock	32,074
Series E-12 Preferred Stock	175,224,749

Such shares were issued in exchange for the following outstanding shares of NuVox stock in accordance with the terms of such Series E Preferred Stock Warrants:

Designation	Shares Exchanged
Common Stock	11,417,808
Series A Convertible Preferred Stock	23,850,000
Series A-1 Convertible Preferred Stock	3,125,000
Series B Convertible Preferred Stock	25,032,107
Series C-1 Convertible Preferred Stock	5,323,284
Series C-2 Convertible Preferred Stock	13,189,305
Series C-3 Convertible Preferred Stock	13,386,680

           The issuance of such shares of Series E Convertible Preferred Stock was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 for exchanges of securities by an issuer with its existing security holders exclusively where no commission or remuneration is paid or given directly or indirectly for soliciting such exchange.

           Issuance of 120,000 Shares of Series E-4 Convertible Preferred Stock

           Pursuant to a Securities Purchase Agreement dated as of March 27, 2002 among NuVox and the Purchaser named therein, NuVox issued and sold an aggregate of 120,000 of its Series E-4 Convertible Preferred Stock in payment of a $150,000 contractual obligation for services rendered.

           The issuance of such 120,000 shares of Series E-4 Preferred stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering. The purchaser of such shares represented its intention to acquire the securities for investment purposes only and not with a view to or for distribution in connection with such transaction. The purchaser of such shares had adequate access to information about NuVox through its relationship with NuVox and through information that NuVox made available to it. The purchaser of such shares was made a party to a stockholders’ agreement that restricts the purchaser’s ability to transfer any shares of such stock and the certificate representing such shares contains appropriate legends setting forth and describing such restrictions.

Item 6.     Exhibits and Reports on Form 8-K.

           (a)     Exhibits filed with (or incorporated by reference into) this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to NuVox’s Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

3.2	Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.
3.3	Certificate of Amendment to Article Fourth of the Amended and Restated Certificate of Incorporation effective September 20, 2001, incorporated herein by reference to Exhibit 3.3 to NuVox’s Report on Form 10-Q for the quarterly period ended September 30, 2001.

3.4	By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to NuVox’s Registration Statement on Form S-4 (File No. 333-41040).
10.1	Employment Agreement dated as of April 11, 2002 between NuVox and David L. Solomon, filed herewith. *
10.2	Employment Agreement dated as of April 11, 2002 between NuVox and G. Michael Cassity, filed herewith. *
10.3	Employment Agreement dated as of April 11, 2002 between NuVox and John P. Denneen, filed herewith. *

* Management contract or compensation plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).

           (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed by NuVox during the quarter ended March 31, 2002.

SIGNATURES

           Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVOX, INC.
May 15, 2002	By:	/s/ David L. Solomon
David L. Solomon, Chairman and Chief Executive Officer
May 15, 2002	By:	/s/ Michael E. Gibson
Michael E. Gibson, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation effective November 1, 2000, incorporated herein by reference to Exhibit 3.1 to NuVox’s Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

3.2	Certificate of Amendment to Article First of the Amended and Restated Certificate of Incorporation effective February 13, 2001, incorporated herein by reference to Exhibit 3.2 to the 2000 Form 10-K.
3.3	Certificate of Amendment to Article Fourth of the Amended and Restated Certificate of Incorporation effective September 20, 2001, incorporated herein by reference to Exhibit 3.3 to NuVox’s Report on Form 10-Q for the quarterly period ended September 30, 2001.

3.4	By-laws, as amended as of March 21, 2000, incorporated herein by reference to Exhibit 3.2 to NuVox’s Registration Statement on Form S-4 (File No. 333-41040).
10.1	Employment Agreement dated as of April 11, 2002 between NuVox and David L. Solomon, filed herewith. *
10.2	Employment Agreement dated as of April 11, 2002 between NuVox and G. Michael Cassity, filed herewith. *
10.3	Employment Agreement dated as of April 11, 2002 between NuVox and John P. Denneen, filed herewith. *

* Management contract or compensation plan, contract or arrangement required to be filed pursuant to Regulation S-K, Item 601(b)(10)(iii).