Form 10-Q
period 2002-06-30
NUVOX INC /DE/
filed 2002-08-14
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|    No  |_|

     At July 31,2002, 5,222,209 shares of the registrant's common stock were outstanding.

NUVOX, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
NUVOX, INC.
AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$10,146	$46,973
Accounts receivable, net of allowance for doubtful accounts
of $3,490 and $2,680 in 2002 and 2001, respectively	20,197	17,993
Prepaid expenses and other current assets	11,440	9,021

Total current assets	41,783	73,987

Property and equipment, net	238,999	256,167

Other noncurrent assets:
Goodwill, net	45,960	225,960
Other intangible assets, net	11,367	7,597
Other assets	4,419	4,725

Total other noncurrent assets	61,746	238,282

Total assets	$342,528	$568,436

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$11,489	$15,344
Accrued expenses and other current liabilities	28,313	27,125

Total current liabilities	39,802	42,469

Deferred hedge liability	10,504	9,303
Long-term debt	186,605	163,804
Other long-term liabilities	672	936

Total long-term liabilities	197,781	174,043

Total liabilities	237,583	216,512

Minority interest	1,069	1,214

Stockholders' equity:
Preferred stock - Series A through F, $0.01 par value, 800,000,000 shares authorized; 511,239,885 and 212,779,300 issued and
outstanding in 2002 and 2001, respectively; liquidation preference
of $765,484 and $687,024 in 2002 and 2001, respectively	5,112	2,128
Common stock, $0.01 par value, 900,000,000 shares authorized;
1,005,434 and 12,423,242 issued in 2002 and 2001, respectively	10	124
Additional paid-in capital	618,615	621,346
Receivables from shareholders	(3,466)	(3,482)
Unearned stock-based compensation	(962)	(1,508)
Accumulated deficit	(515,433)	(267,898)

Total stockholders' equity	103,876	350,710

Total liabilities and stockholders' equity	$342,528	$568,436

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$33,838	$19,108	$64,198	$33,645
Operating expenses:
Cost of communication services (exclusive
of depreciation and amortization shown
separately below)	19,762	15,590	38,268	29,048
Selling, general and administrative	26,143	25,766	51,178	49,824
Stock-based compensation expense	264	645	534	1,290
Depreciation and amortization	16,960	15,811	32,928	30,247

Total operating expenses	63,129	57,812	122,908	110,409

Loss from operations	(29,291)	(38,704)	(58,710)	(76,764)

Other income (expense):
Interest income	48	341	118	1,452
Interest expense	(4,083)	(2,820)	(7,887)	(5,594)
Unrealized gain (loss) on hedge liability	(2,770)	1,206	(1,201)	(1,313)
Loss on write-off of investments	-	(5,013)	-	(5,013)
Equity in loss of affiliate	-	-	-	(279)

Total other income (expense)	(6,805)	(6,286)	(8,970)	(10,747)

Net loss before minority interest
and cumulative effect of change
in accounting principles	(36,096)	(44,990)	(67,680)	(87,511)
Minority interest	88	62	146	119

Net loss before cumulative effect
of change in accounting principles	(36,008)	(44,928)	(67,534)	(87,392)
Cumulative effect of change in accounting
principles:
Accounting for goodwill	–	–	(180,000)	–
Accounting for derivative instruments	–	–	–	(2,470)

Net loss	$(36,008)	$(44,928)	$(247,534)	$(89,862)

Net loss per share, basic and diluted:
Net loss before cumulative effect
of change in accounting principles	$(35.81)	$(2.26)	$(12.45)	$(4.43)
Cumulative effect of change in accounting
principles	–	–	(33.18)	(0.12)

Net loss per share	$(35.81)	$(2.26)	$(45.63)	$(4.55)

Weighted average number of shares
outstanding, basic and diluted	1,005,434	19,887,356	5,424,932	19,771,403

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(247,534)	$(89,862)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	32,928	30,247
Minority interest	(146)	(119)
Equity in loss of affiliate	–	279
Provision for doubtful accounts	3,181	676
Stock-based compensation expense	534	1,290
Unrealized loss on derivative instrument	1,201	1,313
Loss on write-off of investments	–	5,013
Cumulative effect of change in accounting principle	180,000	2,470
Changes in assets and liabilities:
Increase in accounts receivable	(5,385)	(9,040)
Increase in prepaid expenses and other assets	(2,314)	(6,655)
Increase (decrease) in accounts payable	(3,855)	11,667
Increase (decrease) in accrued expenses and
other current liabilities	365	(11,584)

Net cash used in operating activities	(41,025)	(64,305)

Cash flows from investing activities:
Purchase of property and equipment	(13,637)	(59,099)
Payments related to acquisitions	(4,631)	(1,799)
Proceeds from liquidated affiliate	–	656
Purchase of investments	–	(1,250)

Net cash used in investing activities	(18,268)	(61,492)

Cash flows from financing activities:
Proceeds from long-term debt	22,846	33,000
Proceeds from issuance of stock	–	3,518
Other	(380)	(121)

Net cash provided by financing activities	22,466	36,397

Net decrease in cash	(36,827)	(89,400)

Cash, beginning of period	46,973	106,018

Cash, end of period	$10,146	$16,618

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,607	$6,280

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)     General

        NuVox, Inc. (NuVox or the Company) was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of June 30, 2002 and 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

        NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience operating losses and negative cash flow as it expands its operations and grows its customer base. NuVox intends to fund the negative operating cash flows through its debt and equity capital.

(2)     Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim consolidated financial statements include the consolidated accounts of NuVox, Inc., its wholly-owned subsidiaries and affiliated companies in which NuVox has a controlling interest (collectively, "NuVox"). Until April 30, 2001, NuVox had a fifty percent interest in a joint venture, which was accounted for under the equity method. On April 30, 2001 the joint venture was liquidated. All significant intercompany balances and transactions have been eliminated.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with NuVox's audited consolidated financial statements as of and for the year ended December 31, 2001 which are included in NuVox's 2001 Form 10-K (Commission File No. 333-41040). Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company's comprehensive loss is equal to the reported net loss for the six months ended June 30, 2002 and 2001.

(3)      Adoption of Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and acquired intangible assets with indefinite lives are no longer amortized. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. As of December 31, 2001, the Company had unamortized goodwill of $226 million, which was subject to the provisions of SFAS No. 142. On January 1, 2002, the Company adopted SFAS 142. Based upon a fair value analysis, utilizing comparable public company and discounted cash flow valuations, the Company recorded a goodwill impairment of $180 million as a cumulative effect of change in accounting principle.

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

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        On January 1, 2001, the Company implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in a cumulative loss due to the change in accounting principle of approximately $2.5 million. The Company's interest rate hedging instruments do not qualify under SFAS 133 for hedge accounting. Thus, the changes in the fair market value of the instruments, which reflects market prices and volatility at the balance sheet date, are recorded to the statement of operations.

(4)     Acquisitions & Divestitures

        Acquisitions

        In January 2002, NuVox purchased certain assets from MDM i NET LLC (d/b/a US Net). Under terms of the agreement, NuVox paid $4.5 million in cash which was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$765
Customer contracts and relationships	4,537
Liabilities assumed	(768)

$4,534

        In April 2002, NuVox purchased certain assets from Edge Connections, Inc. for 158,394 Series D Preferred Stock units, with each unit consisting of one share of the Company's Series D Preferred Stock and warrants expiring September 30, 2006 to purchase two additional shares of Series D Preferred Stock at an average price of $0.755 per share. The cost of the acquisition was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$144
Customer contracts and relationships	246
Liabilities assumed	(55)

$335

        These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations associated with the acquired assets are included in NuVox's results of operations subsequent to the date of the purchase. The allocated value of customer lists is being amortized over a period of two to five years based upon the assumed attrition rate of such customers.

        Divestitures

        In April 2002, NuVox entered into an agreement to sell all of its residential resale telecommunications customers to an independent party. The proceeds from this sale and the loss of the residential resale customer base are not expected to have a material impact on the financial position or results of operation of NuVox.

        During the three months ended June 30, 2001, NuVox wrote off its investments in WebBizApps, L.L.C. and Tachion Networks, Inc. resulting in a combined loss on write-off of investments of $5.0 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(5)      Property and Equipment

        Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Network equipment	$246,020	$237,234
Computer hardware and software	47,995	37,514
Leasehold improvements	14,376	14,178
Transportation equipment	7,650	7,836
Furniture and office equipment	6,659	6,647
Other	1,477	1,141

Property and equipment, in service	324,177	304,550
Less accumulated depreciation and amortization	95,177	65,625

Property and equipment, in service, net	229,000	238,925
Construction-in-progress	9,999	17,242

Property and equipment, net	$238,999	$256,167

        During the six months ended June 30, 2002 and 2001, depreciation expense was $31.7 million and $21.9 million, respectively.

(6)      Goodwill

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$225,960
Goodwill acquired during the period	–
Impairment loss	(180,000)

$45,960

        The following table adjusts on a pro forma basis reported results to exclude goodwill amortization during the three and six months ended June 30, 2001(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net loss	$(36,008)	$(44,928)	$(247,534)	$(89,862)
Add back goodwill amortization	–	3,995	–	7,976

Adjusted net loss	$(36,008)	$(40,933)	$(247,534)	$(81,886)

Reported net loss per share (basic & diluted)	$(35.81)	$(2.26)	$(45.63)	$(4.55)
Add back goodwill amortization	–	0.67	–	1.35

Adjusted net loss per share (basic & diluted)	$(35.81)	$(1.59)	$(45.63)	$(3.20)

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(7)     Other Intangible Assets

        Other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Deferred financing costs	$8,512	$8,328
Customer contracts and relationships	4,801	—
Gross carrying cost	13,313	8,328
Less accumulated amortization	1,946	731
Other intangible assets, net	$11,367	$7,597

        During the six months ended June 30, 2002 and 2001, amortization expense associated with the other intangible assets was $1.2 million and $0.3 million, respectively.

        Estimated future amortization expense of other intangible assets is as follows (in thousands):

For the six months ended December 31, 2002	$1,359
For the year ended December 31, 2003	2,718
For the year ended December 31, 2004	2,614
For the year ended December 31, 2005	2,580
For the year ended December 31, 2006	2,096

$11,367
(8)     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Accrued taxes	$7,385	$4,956
Acquisition liabilities	3,963	6,092
Accrued interest	3,921	641
Accrued employee expenses	3,313	4,563
Accrued costs of communication services	3,099	1,844
Deferred revenue	3,622	2,440
Other	3,010	6,589

	$28,313	$27,125

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(9)      Long-Term Debt

        On November 1, 2000, Gabriel Communications Finance Company, an indirectly wholly-owned subsidiary of the Company (the “Borrower”), entered into a $225 million senior secured credit facility ("Credit Facility"). An aggregate of $98.2 million was drawn at that date to repay previous secured credit facilities and pay certain other expenses. This credit facility has been replaced by an amended and restated credit facility dated as of August 14, 2002 (see Note (14) Subsequent Events - Amended and Restated Credit Agreement).

         The $225 million credit facility consists of a $40 million term loan facility, a $60 million revolving credit facility, and $125 million in two-year delayed draw term loan facilities, including a $45 million facility provided by Nortel Networks, Inc. to provide financing for the purchase of equipment and services from Nortel Networks. The credit facility was available, subject to satisfaction of certain terms and conditions, primarily to provide financing for capital expenditures and working capital. Pursuant to an amendment effective September 21, 2001, borrowings were limited to no more than $200 million prior to June 30, 2002 and $225 million thereafter. Interest on outstanding borrowings varied based on the Borrower's leverage ratio and during the three months ended June 30, 2002, was at the London Interbank Offer Rate (LIBOR) plus 4.50% (at June 30, 2002, 6.5%). The initial commitment fee on the unused portion of the credit facility was 1.50% per annum, paid quarterly, and was reduced based upon usage (the applicable commitment fee percentage at June 30, 2002 was 0.75%). Obligations under the credit facility were guaranteed by NuVox, its direct wholly-owned subsidiary, Gabriel Communications Properties, Inc., and all of the existing and subsequently acquired subsidiaries of the Borrower. The credit facility was secured by a pledge of all of the capital stock of Gabriel Communications Properties, Inc., the Borrower and each of the Borrower's subsidiaries and a security interest in the assets of Gabriel Communications Properties, Inc. (other than its unrestricted subsidiaries), the Borrower and each of the Borrower's subsidiaries.

         The credit facility contained restrictive covenants that, among other things, imposed limitations on indebtedness, liens, investments, capital expenditures, dividends and other specified transactions and payments. The restrictive covenants effectively prohibited NuVox from paying any cash dividends on its common stock and preferred stock. The credit facility also required the Borrower and NuVox to maintain certain operating and financial performance measures at the end of each calendar quarter, including not exceeding specified levels of adjusted EBITDA loss (loss before interest, taxes, depreciation and amortization, adjusted to exclude the effects of other non-cash items), achieving specified minimum levels of adjusted revenues (gross revenues less resale, carrier access and reciprocal compensation revenues), access lines and gross profit and maintaining specified levels of minimum available cash (which, for purposes of the covenants, meant the sum of the unused commitments under the credit facility plus cash and cash equivalents).

         Indebtedness under the credit facility totaled $185.0 million at June 30, 2002 (including $31.2 million of outstanding borrowings from Nortel Networks and a $1.0 million letter of credit) at an interest rate of 6.5%.

        On September 14, 2001, GCI Transportation Company, L.L.C. ("GCI"), an affiliate which is 70% owned by the Company, obtained a $2.76 million secured credit facility primarily to finance working capital of GCI. The aggregate $2.76 million was drawn at that date. Monthly repayments of the outstanding borrowings commenced on November 1, 2001 and continue through October 1, 2019. Interest on the outstanding borrowings is variable at LIBOR plus 2.95%. At June 30, 2002, $2.7 million remained outstanding under this facility at an interest rate of 5.5%.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Principal maturities of long-term debt at June 30, 2002 are as follows (in thousands):

2002	$94
2003	4,127
2004	18,234
2005	26,297
2006	135,747
Thereafter	2,110

Total	$186,699

         As of June 30, 2002, the Company had in place interest rate hedging agreements. These agreements limited the Company's exposure to and benefits from interest rate fluctuations on its variable rate debt to within a certain range of rates. At June 30, 2002, the fair value of these agreements was $(10.5) million. The fair value of these agreements is estimated based on quotes from brokers and represented the estimated amount that the Company would expect to pay to terminate the agreements at June 30, 2002.

(10)     Loss Per Share

        A reconciliation of the number of shares used in the calculation of basic and diluted loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Shares outstanding, beginning of period	1,005,434	19,821,848	12,423,242	19,494,405
Weighted average number of common
shares issued	–	65,508	–	276,998
Weighted average number of common
shares converted	–	–	(6,998,310)	–

Weighted average number of common
shares outstanding, end of period	1,005,434	19,887,356	5,424,932	19,771,403
Dilutive effect of preferred stock conversion
and employee stock options and warrants	–	–	–	–

Diluted shared outstanding	1,005,434	19,887,356	5,424,932	19,771,403

        In calculating diluted loss per share for the periods ended June 30, 2002 and June 30, 2001, employee stock options and warrants to purchase 45,236,209 and 30,678,171 shares of stock, respectively, and preferred stock convertible into common shares of 511,239,885 and 99,302,505, respectively, were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect.

(11)      Stock Based Compensation

        Pursuant to the Company's 1998 and 2001 Stock Incentive Plans, the Company has granted non-qualified stock options and warrants to employees. The Company has authorized the issuance of 32,681,552 shares of Series F Convertible Preferred Stock under the 2001 Stock Incentive Plan. The Company does not plan to grant any additional options under the 1998 Stock Incentive Plan. Each outstanding option and warrant enables the employee to purchase one share of stock at the exercise price, subject to applicable vesting provisions. The nonqualified stock options and warrants have terms of 10 years from the dates of the grant. One-third of the nonqualified common stock options vest upon completion of each of the first, second and third full year of service after the dates of grant. The warrants are fully vested on the date of issuance. The nonqualified preferred stock options vest one-third upon completion of one full year of service after the date of grant and an additional 1/36 upon completion of each full month of continuous service thereafter.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        The following is a summary of activity with respect to common stock options and warrants under the 1998 Stock Incentive Plan.

	Shares Subject to Options & Warrants	Price	Weighted Average Exercise Price

Options and warrants outstanding at
December 31, 2000	5,943,577
Granted	1,090,263	$4.00 - $8.00	$4.12
Anti-dilution adjustment *	1,262,692	$1.04	$1.04
Canceled	(857,005)	$2.40 - $5.60	$4.05
Exercised	(2,833)	$2.40	$2.40

Options and warrants outstanding at
December 31, 2001	7,436,694	$1.04 - $8.00	$2.65
Canceled	(347,447)	$2.40 - $8.00	$3.40
Exercised	—	—	—

Options and warrants outstanding at June
30, 2002	7,089,247	$1.04 - $8.00	$2.78

*

Warrants to purchase 670,000 shares at $3.00 per share were adjusted to 1,932,692 shares at $1.04 per share as a result of the placement of 59,903,994 Series D units at $1.50 per unit on September 20, 2001.

        Exercisable options and warrants under the 1998 Stock Incentive Plan totalled 4,547,607 and 4,149,612, at June 30, 2002 and December 31, 2001, respectively. The weighted average exercise price per share of the exercisable options was $2.27 and $2.34, respectively.

        Pursuant to the terms of a merger agreement, NuVox assumed and adopted, at November 1, 2000, the plan under which the acquired company had granted common stock options to its employees. The following is a summary of activity with respect to NuVox stock options issued in substitution for options outstanding immediately prior to the effective time of the merger under this plan.

	Shares Subject to Options	Price	Weighted Average Exercise Price

Options outstanding at December 31, 2000	10,890,799
Canceled	(1,318,157)	$2.03 - $5.56	$3.76
Exercised	(206,563)	$1.36 - $3.84	$2.23

Options outstanding at December 31, 2001	9,366,079	$1.36 - $5.56	$4.11
Canceled	(121,115)	$2.03 - $5.56	$4.01
Exercised	—	—	—

Options outstanding at June 30, 2002	9,244,964	$1.36 - $5.56	$4.11

        Exercisable options under this plan totalled 7,450,833 and 6,203,431 at June 30, 2002 and December 31, 2001, respectively. The weighted average exercisable price per share of the exercisable options was $3.74 and $3.27, respectively.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Effective September 20, 2001, NuVox adopted the 2001 Stock Incentive Plan. The following is a summary of activity with respect to Series F-1 preferred stock options under this plan:

	Shares Subject to Options	Price	Weighted Average Exercise Price

Options issued at October 16, 2001	17,909,000	$0.59	$0.59
Canceled	(488,000)	$0.59	$0.59

Options outstanding at December 31, 2001	17,421,000	$0.59	$0.59
Granted	1,039,000	$0.59	$0.59
Canceled	(1,231,000)	$0.59	$0.59

Options outstanding at June 30, 2002	17,229,000	$0.59	$0.59

There were no exercisable options under the 2001 Stock Incentive Plan at June 30, 2002.

(12)         Stockholder’s Equity

        NuVox's authorized common stock consists of 900,000,000 shares, of which 1,005,434 shares and 12,423,242 shares were issued and outstanding as of June 30, 2002 and December 31, 2001, respectively. The Company's authorized preferred stock consists of 800,000,000 shares. On September 20, 2001, NuVox closed a private placement of shares of Series D Convertible Preferred Stock pursuant to which proceeds from the sale of 59,903,994 shares of Series D Convertible Preferred Stock at $1.50 per share, or $89.8 million, were received, of which $87.1 million was paid in cash and $2.7 million was paid in five year notes. The various series of Series E Preferred Stock have been issued pursuant to Series E warrants which were issued together with the Series D Convertible Preferred Stock. During the three months ended December 31, 2001, an aggregate of 64,313,398 shares of Series E Preferred Stock were issued in exchange for 10,740,598 shares of Series A-C Preferred Stock and 7,355,392 shares of Common Stock. During the three months ended March 31, 2002, an aggregate of 382,208,567 shares of Series E Preferred Stock were issued in exchange for 83,906,376 shares of Series A-C Preferred Stock and 11,417,808 shares of Common Stock.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Set forth below are the shares authorized, liquidation preferences, conversion prices, and shares issued and outstanding for each series of NuVox preferred stock as of December 31, 2001 and June 30, 2002:

				Shares Issued & Outstanding
				As of

	Shares	Initial Liquidation	Conversion	June 30,	December 31,
Series of Preferred Stock	Authorized	Preference	Price	2002	2001

Series A Preferred Stock	26,850,000	$3.00	$1.04	—	23,850,000
Series A-1 Preferred Stock	3,125,000	$4.00	$1.29	—	3,125,000
Series B Preferred Stock	30,430,612	$7.00	$2.05	1,222,077	26,254,184
Series C-1 Preferred Stock	5,374,481	$2.17	$0.84	51,197	5,374,481
Series C-2 Preferred Stock	15,786,710	$3.39	$1.14	654,534	13,843,839
Series C-3 Preferred Stock	17,735,703	$3.84	$1.25	2,727,724	16,114,404
Series D Preferred Stock (1)	155,000,000	$3.00	$1.50	60,062,388	59,903,994
Series E-1 Preferred Stock (2)	80,550,000	$1.18	$1.00	80,550,000	9,000,000
Series E-2 Preferred Stock (2)	12,500,000	$1.14	$1.00	12,500,000	—
Series E-3 Preferred Stock (2)	133,284,618	$1.08	$1.00	120,480,209	12,812,117
Series E-4 Preferred Stock (2)	16,486,756	$1.00	$1.00	15,354,458	8,683,917
Series E-5 Preferred Stock (2)	281,415	$0.92	$0.92	—	—
Series E-6 Preferred Stock (2)	681,793	$0.90	$0.90	677,369	18,802
Series E-7 Preferred Stock (2)	5,180,000	$0.50	$0.50	5,060,000	2,330,000
Series E-8 Preferred Stock (2)	663,599	$0.30	$0.30	663,599	—
Series E-9 Preferred Stock (2)	1,388,154	$0.13	$0.13	1,388,154	—
Series E-10 Preferred Stock (2)	5,202,623	$0.11	$0.11	5,179,397	2,056,606
Series E-11 Preferred Stock (2)	221,200	$0.0045	$0.0045	209,034	176,960
Series E-12 Preferred Stock (2)	213,014,284	$1.08	$1.00	204,459,745	29,234,996
Series F-1 Preferred Stock (3)	24,000,000	$0.59	$0.59	—	—
Undesignated	52,243,052	—	—	—	—

	800,000,000			511,239,885	212,779,300

(1)	Ranks prior to common stock and all other series of preferred stock as to liquidation preference and preferred return.

(2)

Ranks prior to common stock and Series A, A-1, B, C-1, C-2 and C-3 preferred stock, junior to Series D preferred stock and pari passu with any series of the Series F preferred stock and all other series of Series E preferred stock as to liquidation preference and preferred return.

(3)

Series F-1 preferred stock has been authorized for issuance under NuVox's 2001 Stock Option Program. Under this program, stock options to purchase up to 32,681,552 shares of Series F preferred stock (including 24,000,000 shares of Series F-1 preferred stock) may be issued to employees of NuVox.

        These liquidation preference amounts per share will be adjusted for any stock dividends, combinations or splits with respect to NuVox's capital stock. In the event of any liquidation, dissolution or winding up of the Company (which includes an acquisition of the Company or any sale or other disposition of all or substantially all of its assets or stock), the holders of these series of preferred stock will be entitled to the greater of an amount equal to the sum of the applicable liquidation preference amount plus a preferred return on the respective initial liquidation preference amount of 8% per annum, with such return to begin accruing as of the original issue dates of the Series B and Series D preferred stock, as of September 1, 2000 for the Series C-1, Series C-2 and Series C-3 preferred stock, and as of September 1, 2001 for the various series of Series E preferred stock, or

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  the amount such holders would have received if they had converted their preferred stock into common stock immediately prior to the liquidation event;

thereafter, the holders of the preferred stock would have no right or claim to the remaining assets and funds of NuVox, if any.

        Holders of shares of the preferred stock are not entitled to receive cash dividends. No cash dividends may be declared and paid to holders of shares of the common stock so long as any shares of the preferred stock are outstanding.

        Holders of shares of the preferred stock are entitled to cast one vote per share of common into which their shares of preferred stock are convertible. The holders of the Series B, Series C-1, Series C-2, Series C-3, Series D and each of the series of Series E preferred stock and common stock will vote together as a single class on all matters as to which such holders are entitled to vote, except when voting separately by class is required by Delaware law. Each holder of shares of any series of Series E preferred stock has agreed, when and as requested by NuVox in connection with any proposed amendment to its charter, to vote, or cause to be voted, all shares of any series of Series E preferred stock which such stockholder owns from time to time in favor of any amendment to the charter provided that (i) at least a majority of the shares of all of the series of Series E preferred stock, voting as a single class, have agreed to vote in favor of such amendment, and (ii) to the extent that such amendment would affect the powers, preferences or special rights of the holders of the various series of Series E preferred stock, it would affect the holders of all of the series of Series E preferred stock in an equivalent or proportionate manner.

(13)     Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. NuVox will adopt this standard on January 1, 2003. This standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisitions, construction, or development or the normal operation of long-lived assets. The adoption of this standard is not expected to have a material impact on NuVox's consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. NuVox will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which NuVox will adopt for transactions occurring subsequent to May 15, 2002. The adoption of this standard is not expected to have a material impact on NuVox's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes that fair value be the objective for initial measurement of the liability. NuVox will adopt this standard on January 1, 2003. The adoption of this standard is not expected to have a material impact on NuVox's consolidated financial position or results of operations.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(14)     Subsequent Events

        Plan of Recapitalization

        Following approval by the holders of more than 66 2/3% of NuVox's outstanding common and preferred stock, voting together on an as converted basis as a single class, and more than 66 2/3% of all series of NuVox's outstanding preferred stock, voting together on an as converted basis as a single class, a plan of recapitalization of NuVox was effected on July 9, 2002 in which each then outstanding share of NuVox common stock was converted into the right to receive 1/100 of a share of common stock and the then outstanding shares of NuVox preferred stock were converted into shares of NuVox common stock at their then existing conversion ratios, taking into account the 1 - for - 100 conversion ratio applicable to of the common stock. Accordingly, the then outstanding shares of NuVox common and preferred stock have been converted into shares of NuVox common stock as follows:

	Outstanding	Conversion	As Converted – Pre-	As Converted – Post-
Class of Shares	Shares	Ratio	Recapitalization	Recapitalization

Common Stock	1,005,434		1,005,434	10,054
Series B	1,222,077	3.41	4,172,946	41,729
Series C-1	51,197	2.58	132,259	1,323
Series C-2	654,534	2.97	1,946,377	19,464
Series C-3	2,727,724	3.07	8,379,568	83,796
Series D	60,062,388	1.00	60,062,388	600,624
Series E-1	80,550,000	1.00	80,550,000	805,500
Series E-2	12,500,000	1.00	12,500,000	125,000
Series E-3	120,480,209	1.00	120,480,209	1,204,802
Series E-4	15,354,458	1.00	15,354,458	153,545
Series E-5	0	1.00	0	0
Series E-6	677,369	1.00	677,369	6,774
Series E-7	5,060,000	1.00	5,060,000	50,600
Series E-8	663,599	1.00	663,599	6,636
Series E-9	1,388,154	1.00	1,388,154	13,882
Series E-10	5,179,397	1.00	5,179,397	51,794
Series E-11	209,034	1.00	209,034	2,090
Series E-12	204,459,745	1.00	204,459,745	2,044,597

Total	512,245,319		522,220,937	5,222,209

Each outstanding option to acquire preferred stock of NuVox was effectively converted into an option to acquire the shares of common stock into which such shares of preferred stock would have been convertible, adjusted to reflect the 1– for – 100 conversion ratio of the common stock, and each outstanding option and warrant to acquire common stock of NuVox was adjusted to reflect the 1– for – 100 conversion ratio.

        NuVox's Amended and Restated Certificate of Incorporation was amended on July 9, 2002 as part of the plan of recapitalization. NuVox's Amended Certificate of Incorporation provides that NuVox's authorized capital stock consists of (i) 500,000,000 shares of common stock, of which 5,222,209 shares were issued and outstanding following effectiveness of the plan of recapitalization, and (ii) 400,000,000 shares of preferred stock, of which 100,000,000 shares were designated as Series A Convertible Preferred Stock.

        In connection with the plan of recapitalization, NuVox has received demands for appraisal under the General Corporation Law of the State of Delaware from a total of 39 stockholders who held an aggregate of approximately 4.8 million shares of Series D preferred stock, approximately 42.2 million shares of various series of Series E preferred stock and 1,700 shares of common stock. These shares represent in the aggregate approximately 9.0% of the outstanding shares of NuVox capital stock on an as converted basis prior to effectiveness of the plan of recapitalization. To the extent that those stockholders perfect their appraisal rights and receive payment for their shares in accordance with Delaware law, the shares they would otherwise have received will become authorized but unissued shares of our common stock.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Sales of Series A Preferred Stock

        Pursuant to a Securities Purchase Agreement dated as of July 9, 2002 among NuVox and the Purchasers named therein, NuVox has issued and sold an aggregate of approximately 44 million shares of Series A Convertible Preferred stock at a cash purchase price of $1.50 per share, for aggregate cash proceeds of approximately $66 million. The shares of Series A preferred stock were issued and sold to existing holders of NuVox preferred stock in two tranches:

  on July 9, 2002, NuVox issued and sold an aggregate of 9,900,477 shares of Series A preferred stock for an aggregate cash purchase price of approximately $14.9 million, and on August 14, 2002, NuVox issued and sold an aggregate of 34,087,965 additional shares of Series A preferred stock for an aggregate cash purchase price of approximately $51.1 million.

        Each share of Series A preferred stock is initially convertible at any time at the option of the holder into 1.3172 shares of common stock at an initial conversion price of $1.1387 per share, subject to adjustment in the event of any issuance of shares of common stock or any securities convertible into common stock without consideration or for a consideration per share less than the then existing conversion price of the Series A preferred stock. Each holder of Series A preferred stock may require that one-third of such holder's shares be redeemed on September 30 in each of 2009, 2010 and 2011 at a redemption price of $1.50 per share (appropriately adjusted for any stock dividends, combinations, splits, reverse stock splits or recapitalizations) plus a return on such amount of 8% per annum from the date of original issue of such shares.

        Amended and Restated Credit Agreement

         NuVox has entered into an Amended and Restated Credit and Guaranty Agreement dated as of August 14, 2002 with General Electric Capital Corporation ("GECC") and CIT Lending Services Corporation ("CIT"), as lenders, which amends, modifies and restates the terms of NuVox's existing senior secured credit facility and provides for the restructuring of the outstanding indebtedness and obligations under the existing credit facility as follows:

  NuVox has paid to the lenders under the existing credit facility who desired to be relieved of their contractual funding commitments $0.135 per $1.00 of their $133.1 million of outstanding loans (approximately $18.0 million) plus $1.6 million, or approximately $19.6 million in total, plus fees and expenses of such lenders’ counsel and financial advisor totalling approximately $725,000;

  NuVox has paid Wachovia Bank NA $0.135 per $1.00 of NuVox’s approximately $12.0 million liability outstanding, inclusive of approximately $1.0 million accrued but unpaid interest, under its interest rate hedging agreement with Wachovia (approximately $1.6 million);

  GECC and CIT have loaned an additional $10.0 million and $2.5 million, respectively, to NuVox, which loans are evidenced by senior secured notes due September 30, 2006 (“Senior Secured Notes”), with interest thereon through June 30, 2004 payable at the same rate as is provided for under the existing credit facility through the issuance of additional Senior Secured Notes and interest thereafter payable in cash quarterly in arrears at LIBOR plus 4.25%, and with principal payable in consecutive quarterly installments totalling 30% of the total principal amount during the period from June 30, 2004 through June 30, 2006 and 70% on September 30, 2006;

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  GECC has exchanged its $25.5 million principal amount of indebtedness under the existing credit facility for
      –  $10.0 million principal amount of Senior Secured Notes, and
      –  4,833,333 shares of Series A preferred stock; and
  CIT has exchanged its $25.5 million principal amount of indebtedness under the existing credit facility for
      –  $3.8 million principal amount of Senior Secured Notes, and
      –  non-interest bearing junior unsecured discount note due September 30, 2008 with an initial accreted value of approximately $10.3 million and an accreted value at maturity of $21.7 million (“Junior Unsecured Note”).

After giving effect to the $12.5 million of additional loans under the amended and restated credit facility and the elimination of approximately $160.5 million of obligations under the existing credit facility, as of August 14, 2002, NuVox’s outstanding long- term debt was approximately $50.7 million as follows (in thousands):

Senior Secured Notes	$ 26,300
Junior Unsecured Note	21,700
Other long-term debt	2,700

$ 50,700

As of August 14, 2002, the accreted value of the $21.7 million Junior Unsecured Note was approximately $10.3 million at the agreed upon 12.0% discount rate.

As adjusted to give effect to the sales of Series A preferred stock and debt restructuring described above as if they had occurred on June 30, 2002, as of that date NuVox's cash and cash equivalents would have totalled approximately $65 million. The amended and restated credit facility contains a restrictive covenant that effectively prohibits NuVox from paying any cash dividends on its common and preferred stock for the foreseeable future.

        The following table adjusts, on a pro forma basis, reported cash, liability and equity balances to show the effect of the plan of recapitalization, Series A preferred stock offering, and debt restructuring as if they occurred as of June 30, 2002 (in thousands):

		Pro forma		Pro forma
	June 30, 2002	Adjustments		June 30, 2002

Cash and cash equivalents	$10,146	$55,319	[1]	$65,465
Accrued expenses and other current liabilities	28,313	(3,921)	[2]	24,392
Deferred hedge liability	10,504	(10,504)	[3]	—
Senior bank debt	184,000	(157,700)	[3]	26,300
Junior unsecured note	—	21,700	[3]	21,700
Other long-term debt	2,700	—		2,700
Preferred stock	5,112	(4,624)	[1]	488
Common stock	10	42	[1]	52
Additional paid-in capital	618,615	76,831	[1]	695,446
Accumulated deficit	(515,433)	133,519	[1,2,3]	(381,914)

1

Reflects the proceeds of approximately $66.0 million from the sale of Series A preferred stock, $12.5 million proceeds of new debt, less cash paid to banks and transaction fees totalling approximately $23.2 million; also reflects effectiveness of plan of recapitalization.

2	Reflects release of approximately $3.9 million of accrued and unpaid interest under senior credit facility.
3	Reflects net impact of the adjustments outlined above under the section “Amended and Restated Credit Agreement”.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Restructuring Charges

        As part of its refinancing plan, NuVox has adopted revisions to its business plan which include planned reductions in operating and capital costs and reduce the amount the amount of cash NuVox estimates will be required to fund its operations to positive free cash flow. Key elements of NuVox's revised business plan include a planned reductions in force, consolidation of network management, network operations and service delivery centers, and discontinuation of non-core businesses. NuVox expects to record charges associated with these restructuring activities in the third quarter of 2002.

        Goodwill and Long-lived assets

         The events and circumstances surrounding the refinancing plan will result in a reassessment of the carrying value of NuVox's goodwill and long-lived assets. This reassessment is anticipated to result in the recording of additional impairment losses in the third quarter of 2002.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

         References in this Form 10-Q to "we," "us," "our," the "Company" and "NuVox" mean NuVox, Inc., a Delaware corporation, and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these "forward-looking statements" by words like "may," "will," "should," "expect," "plan," "anticipate," "believe, "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us, including risks and uncertainties regarding the continued development of our business and the markets for our services and products, the negative impacts of the downturn in the economy and the continued availability and sufficiency of our capital. Important factors that could cause our actual results to be materially different from those forward-looking statements are set forth below under the heading "Liquidity and Capital Resources" and in Item 1 of our Report on Form 10-K for the year ended December 31, 2001 under the heading "Business - Risk Factors Relating to our Business and Operations" and elsewhere in this Report on Form 10-Q.

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

        The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses in second and third tier markets; providing superior customer service through local sales forces and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions and strategic alliances to expand and complement our business. We have been providing these products and services since we commenced commercial operations in June 1999. As of June 30, 2002, NuVox was providing services to approximately 14,500 on-net customers with approximately 201,000 on-net access lines in service.

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

        The development of our business requires significant expenditures before the time when our operations can generate consolidated positive free cash flows. We have had negative cash flow from our inception through June 30, 2002 totaling $485.5 million. We expect to continue to incur consolidated negative cash flow for a period of time as we continue to grow our customer base in each of our markets.

Recent acquisitions and divestitures

        In January 2002, NuVox purchased certain assets from MDM i NET LLC (d/b/a US Net). Under terms of the agreement, NuVox paid $4.5 million in cash which was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$ 765
Customer contracts and relationships	4,537
Liabilities	(768)

$ 4,534

        In April 2002, NuVox purchased certain assets from Edge Connections, Inc. for 158,394 Series D Preferred Stock units, with each unit consisting of one share of the Company's Series D Preferred Stock and warrants expiring September 30, 2006 to purchase two additional shares of Series D Preferred Stock at an average price of $0.755 per share. The cost of the acquisition was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$ 144
Customer contracts and relationships	246
Liabilities	(55)

$ 335

        These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations associated with the acquired assets are included in NuVox's results of operations subsequent to the date of the purchase. The allocated value of customer lists is being amortized over a period of two to five years based upon the assumed attrition rate of such customers.

        In April 2002, NuVox entered into an agreement to sell all of its residential resale telecommunications customers to an independent party. The proceeds from this sale and the loss of the residential resale customer base are not expected to have a material impact on the financial position or results of operation of NuVox.

        During the three months ended June 30, 2001, NuVox wrote off its investments in WebBizApps, L.L.C. and Tachion Networks, Inc. resulting in a combined loss on write-off of investments of $5.0 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

        While there are many uncertainties facing NuVox and our industry during 2002, we believe that the additional debt and equity financings and the debt restructuring we completed on August 14, 2002 have significantly enhanced NuVox's ability to survive the current sector shake out. We expect that the companies that do survive will ultimately benefit from diminished competition as other companies disappear through bankruptcy and acquisition. This should enable the survivors to acquire customers and assets on advantageous terms, accelerate market penetration and achieve higher margins.

Operating Statistics

        The following table provides selected operational data:

	As of June 30,
	2002	2001

Markets in operation	30	30
Total access lines in service(1)	206,279	106,610
On-net access lines in service(2)	201,355	84,004
Total customers served	39,562	31,533
Customers served, on-net	14,471	6,286
Annualized June revenues	$138,687,000	$81,885,000
On-net June revenues per customer	$676	$811
June Gross margin (%)	43.7%	18.4%
Voice switches installed	14	14
ATM switches installed	30	30
Central office collocations in service	211	202
Sales employees	281	194
Total employees	1,051	1,051

(1)

Includes 4,924 and 22,601 resale lines at June 30, 2002 and 2001, respectively. NuVox agreed in April, 2002 to divest its remaining residential resale business and management expects that the number of commercial resale lines will continue to decrease as NuVox continues to pursue its business strategy of providing services primarily to business customers over its own network platforms.

(2)	“On-net” customers are those to which we provide broadband services over our own network platforms. All customers have signed either one, two or three year contracts.

Results of Operations

        Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

REVENUE

        Our revenues increased 77.1 percent to $33.8 million for the three months ended June 30, 2002 from $19.1 million for the three months ended June 30, 2001 and an 11.5 percent sequential increase over first quarter 2002 revenues of $30.4 million. Revenues attributable to core broadband products grew 120 percent to $29.3 million from $13.3 million during the second quarter of 2001 and 17.7 percent above the $24.9 million reported in the first quarter of 2002. Core broadband revenues include revenues from NuVox's bundled local, long distance, Internet and broadband data communications services.

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

        Local voice service revenues for the three months ended June 30, 2002 and 2001 were $16.5 million and $11.3 million, respectively (of which $15.1 million and $8.4 million, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended June 30, 2002 and 2001 were $4.8 million and $2.7 million, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended June 30, 2002 and 2001 were $12.5 million and $5.1 million, respectively.

        Annualized revenues increased 69.3 percent to $138.7 million based on June 2002 revenues from $81.9 million based on June 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing 93.5 percent to 206,279 at June 30, 2002, of which 201,355 were on-net, as compared to 106,610 total access lines in service at June 30, 2001, of which 84,004 were on-net. Total monthly access line churn decreased to 1.4 percent in the second quarter of 2002 from 1.5 percent in the first quarter of 2002. As of June 30, 2002, we served 39,562 total customers, of which 14,471 were served on-net, as compared with 31,533 total customers, of which 6,286 were served on-net, at June 30, 2001.

COST AND EXPENSES

        Our cost of communication services amounted to $19.7 million for the three months ended June 30, 2002 compared to $15.6 million for the same period in 2001. The increase in cost of communication services resulted from the growth in access lines in service, and correlates to the increase in revenue between the three-month period ended June 30, 2002 and the same period from the prior year. Gross margin increased to 41.6% of revenue for the three months ended June 30, 2002 as compared with a gross margin of 18.4% in the three-month period ended June 30, 2001 and 39.0% in the three months ended March 31, 2002. The improvement reflects the revenue and access line growth, more efficient utilization of our network facilities, and rate reductions related to certain network elements. Our cost of communication services includes recurring costs associated with leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies’ central offices,

  leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks,

  leasing space used to collocate our customer access equipment in incumbent telephone companies' central offices,

  leasing and obtaining electrical power for our collocation facilities,

  purchasing long distance services for resale to our customers, and providing Internet access to our customers.

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

        We have agreements with WorldCom, Inc., Qwest Communications and Global Crossing to provide us with long distance transmission services. These agreements provide for the resale of long distance services on a per-minute basis and the Global Crossing agreement has a minimum usage requirement. We expect to exceed this minimum usage requirement over the life of the agreement. We also expect that our total costs for transmission capacity will increase as our customers' long distance calling volume increases, and that these costs will be a significant portion of the costs we incur to provide long distance services.

        The primary expenses associated with providing Internet access to customers are the cost of interconnecting our network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

         Our selling, general and administrative expenses totaled $26.1 million, or 77 percent of revenues, for the three months ended June 30, 2002 compared to $25.8 million, or 135 percent of revenues, for the same period in 2001, and $25.0 million, or 82 percent of revenues, in the first quarter of 2002. The relatively stable dollar amount of selling, general and administrative expenses reflects the success of our cost containment efforts and continued focus on administrative efficiencies. Bad debt expense totaled $2.0 million for the three months ended June 30, 2002 compared to $0.7 million for the same period in 2001, and $1.2 million for the first quarter of 2002. The $1.3 million increase over the second quarter of last year results from a combination of increased customer volume and a general decline in the overall economic environment. The $0.7 million increase from the first quarter of 2002 primarily reflects our need to increase our provision for doubtful accounts for exposures to WorldCom, Inc. and other financially troubled carriers and customers. Our total number of employees was 1,051 at both June 30, 2002 and 2001; however, the mix of employees has shifted significantly over the twelve-month period. We had 281 sales employees at June 30, 2002 compared to only 194 sales employees at June 30, 2001.

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

        A portion of the purchase price for our acquisition of TriVergent Communications on November 1, 2000 was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $0.3 million and $0.6 million was recorded as amortization of stock-based compensation in the three months ended June 30, 2002 and 2001, respectively.

        Depreciation expense increased to $16.3 million for the three months ended June 30, 2002 from $11.7 million for the same period in 2001. This reflects the installation of additional network equipment and computer hardware and software as a result of the expansion of services in the 30 markets in which we operate. Goodwill amortization expense decreased to zero for the three months ended June 30, 2002 from $4.0 million for the same period in 2001 due a change in the method of accounting for goodwill as a result of adopting a new accounting standard on January 1, 2002. Amortization expense of other intangible assets increased to $0.7 million for the three months ended June 30, 2002 from $0.2 million for the same period in 2001.

        Interest expense for the three months ended June 30, 2002 was $4.1 million as compared to interest expense of $2.8 in the same period in 2001. The increase in interest expense is due to the increase in borrowings under our senior secured credit facility.

        Interest income is earned on the short-term investment of available cash. Interest income decreased from $0.3 million for the three months ended June 30, 2001 to less then $0.1 million in the same period in 2002, due to decreases in our average cash balances.

        The unrealized gain/loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement.

        We had an operating loss of $29.3 million and negative adjusted EBITDA of $12.1 million for the three months ended June 30, 2002, compared to an operating loss of $38.7 million and negative adjusted EBITDA of $22.2 million for the three months ended June 30, 2001. The quarter ended June 30, 2002 was our fifth consecutive quarter of declining operating loss and negative adjusted EBITDA. We expect to continue to experience decreasing operating losses and negative adjusted EBITDA as we continue to grow the customer base in each of our markets. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principle, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operation in accordance with accounting principles generally accepted in the United States. NuVox's senior secured credit facility contains covenants based on EBITDA that require the borrower to maintain interest coverage and leverage ratios. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

        Our net loss was $36.0 million for the three months ended June 30, 2002, a 20 percent improvement when compared to our net loss of $44.9 million for the three months ended June 30, 2001.

        Six Months Ended June 30, 2002 Compared to Six months ended June 30, 2001

        Our revenues increased 91 percent to $64.2 million for the six months ended June 30, 2002 from $33.6 million for the six months ended June 30, 2001. The substantial increase in revenue reflects the favorable impact of our continued development activities.

        Local voice service revenues for the six months ended June 30, 2002 and 2001 were $31.9 million and $19.6 million, respectively (of which $28.7 million and $13.9 million, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the six months ended June 30, 2002 and 2001 were $9.0 million and $5.2 million, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended June 30, 2002 and 2001 were $23.2 million and $8.8 million, respectively.

        Our cost of communication services amounted to $38.3 million for the six months ended June 30, 2002 compared to $29.0 million for the same period in 2001. The increase in cost of communication services resulted from the growth in access lines in service, and correlates to the increase in revenue between the six-month period ended June 30, 2002 and the same period from the prior year. Gross margin increased to 40.4% of revenue for the six months ended June 30, 2002 as compared with a gross margin of 13.7% in the three-month period ended June 30, 2001. The improvement reflects the revenue and access line growth, and more efficient utilization of our network facilities.

        Our selling, general and administrative expenses totaled $51.2 million, or 80 percent of revenues, for the six months ended June 30, 2002 compared to $49.8 million, or 148 percent of revenues, for the same period in 2001. The relatively stable dollar amount of selling, general and administrative expenses reflects the success of our cost containment efforts and continued focus on administrative efficiencies.

        Depreciation expense increased to $31.7 million for the six months ended June 30, 2002 from $21.9 million for the same period in 2001. This reflects the installation of additional network equipment and computer hardware and software as a result of the expansion of services in the 30 markets in which we operate. Goodwill amortization expense decreased to zero for the six months ended June 30, 2002 from $8.0 million for the same period in 2001 due a change in the method of accounting for goodwill as a result of adopting a new accounting standard on January 1, 2002. Amortization expense of other intangible assets increased to $1.2 million for the six months ended June 30, 2002 from $0.3 million for the same period in 2001.

        Interest expense for the six months ended June 30, 2002 was $7.9 million as compared to interest expense of $5.6 million in the same period in 2001. The increase in interest expense is due to the increase in borrowings under our senior secured credit facility.

        Interest income is earned on the short-term investment of available cash. Interest income decreased from $1.5 million for the six months ended June 30, 2001 to $0.1 million in the same period in 2002, due to decreases in our average cash balances.

        The unrealized gain/loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement.

        We had an operating loss of $58.7 million and negative adjusted EBITDA of $25.2 million for the six months ended June 30, 2002, compared to an operating loss of $76.8 million and negative adjusted EBITDA of $45.2 million for the six months ended June 30, 2001.

        Our net loss before change in accounting principles was $67.5 million for the six months ended June 30, 2002, a 23 percent improvement when compared to our net loss before change in accounting principles of $87.4 million for the six months ended June 30, 2001.

         The implementation of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a $180 million cumulative loss due to change in accounting principle recorded during the six months ended June 30, 2002. The implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 resulted in a $2.5 million cumulative loss due to change in accounting principle recorded during the six months ended June 30, 2001.

        Our net loss for the six months ended June 30, 2002 was $247.5 million, compared to $89.9 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

        Actions taken during the second quarter of 2002 by certain of our lenders led us to conclude that those lenders desired to be relieved of their contractual obligations to fund their remaining unfunded commitments under our $225 million senior secured credit facility. As a result, we determined that it would be prudent to take steps to conserve cash and evaluate our financial alternatives. Following lengthy discussions and negotiations, we have reached agreements with our lenders and equity investors for additional debt and equity financing and a restructuring of our existing indebtedness and we have adopted revisions to our business plan which include additional planned reductions in our operating and capital costs and reduce the amount of cash we estimate will be required to fund our operations to positive free cash flow. Key elements of the revised business plan include planned reductions in force, consolidation of network management, network operations and service delivery centers, and discontinuance of non-core businesses.

        In accordance with our revised financial plan, we have

  effected a plan of recapitalization on July 9, 2002 pursuant to which each then outstanding share of NuVox common stock was converted into the right to receive 1/100 of a share of common stock and the then outstanding shares of NuVox preferred stock were converted into shares of NuVox common stock at their then existing conversion ratios, taking into account the 1- for - 100 conversion ratio of the common stock, amended our Certificate of Incorporation to provide for authorized capital stock consisting of (i) 500 million shares of common stock, of which 5.2 million shares were issued and outstanding following effectiveness of the plan of recapitalization, and (ii) 400 million shares of preferred stock, of which 100 million shares have been designated as Series A Convertible Preferred Stock, completed a rights offering to existing stockholders pursuant to which we have issued and sold on July 9, 2002 and August 14, 2002 an aggregate of approximately 44 million shares of Series A preferred stock for cash proceeds of approximately $66 million, and entered into an amendment and restatement of our senior secured credit facility on August 14, 2002, pursuant to which our debt has been restructured as follows:

  (1)     we have paid to the lenders who desired to be relieved of their contractual funding commitments under our previous credit facility $0.135 per $1.00 of their $133.1 million of outstanding loans
           (approximately $18.0 million) plus $1.6 million, or approximately $19.6 million in total, plus fees and expenses of such lenders' counsel and financial advisor totalling approximately $725,000;
  (2)     we have paid Wachovia Bank NA $0.135 per $1.00 of our outstanding $12.0 million liability under our interest rate hedging agreement with Wachovia (approximately $1.6 million);
  (3)     the continuing lenders, General Electric Capital Corporation and CIT Lending Services
           Corporation, have loaned us an additional $10.0 million and $2.5 million, respectively, which loans are evidenced by our senior secured notes due September 30, 2006 ("Senior Secured
           Notes"), with interest thereon through June 30, 2004 payable at the same rate as was provided for under the previous credit facility through the issuance of additional Senior Secured Notes and interest thereafter payable in cash quarterly in arrears at LIBOR plus 4.25%, and with principal payable in consecutive quarterly installments totalling 30% of the total principal amount during the period from June 30, 2004 through June 30, 2006 and 70% on September 30, 2006;
  (4)     General Electric Capital Corporation has exchanged its $25.5 million principal amount of indebtedness under the previous credit facility for
             –   $10.0 million principal amount of Senior Secured Notes, and
             –   4,833,333 shares of Series A preferred stock; and
  (5)     CIT Lending Services Corporation has exchanged its $25.5 million principal amount of indebtedness under the previous credit facility for
             –   $3.8 million principal amount of Senior Secured Notes, and
             –   junior unsecured discount note due September 30, 2008 with an initial accreted value of approximately $10.3 million and an accreted value at maturity of $21.7 million.

         After giving effect to the $12.5 million of additional loans under the amended and restated credit facility and the elimination of approximately $160.5 million of obligations under the existing credit facility, as of August 14, 2002, NuVox's outstanding long- term debt was approximately $50.7 million as follows (in thousands):

Senior Secured Notes	$ 26,300
Junior Unsecured Discount Note	21,700
Other long-term debt	2,700

$ 50,700

As of August 14, 2002, the accreted value of the $21.7 million junior unsecured discount note was approximately $10.3 million at the agreed upon 12.0% discount rate.

        As adjusted to give effect to the foregoing additional loans, sales of Series A preferred stock and debt restructuring, as of June 30, 2002 our cash and cash equivalents would have totalled approximately $65.5 million. Based upon our revised business plan, we believe this will fully fund our operations to positive free cash flow. However, our revised business plan is based upon numerous assumptions and estimates regarding our future performance and results and our actual performance and results may differ substantially from those contemplated by our revised business plan.

        Our capital spending for the six months ended June 30, 2002 totaled $13.6 million or 77 percent below the $59.1 million invested during the six months ended June 30, 2001. Our planned capital expenditures for the balance of 2002, primarily for demand-driven capital spending, total approximately $19 million.

        The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things changes in or inaccuracy of our development plans or projections, changes in our working capital requirements,
  the demand for our services,
  availability of attractive additional market opportunities, and acquisitions.

        Our revenues and our costs of operating our business will depend on a variety of factors, including the number of our customers and the services for which they subscribe, the time required to provision those customers and the level of service terminations, our ability to implement additional cost containment measures and decreases in selling, general and administrative expenses, the expenses required to continue the development and integration of our operations support systems, the extent of price and service competition for telecommunications services in our markets, and the impact of changes in technology and telecommunications regulations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which we will adopt for transactions occurring subsequent to May 15, 2002. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes that fair value be the objective for initial measurement of the liability. We will adopt this standard on January 1, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

        At June 30, 2002 and December 31, 2001, the carrying value of our debt obligations was $186.7 million and $163.9 million, respectively, and the weighted average interest rate on our debt obligations was 6.5%. Because the interest rates on our senior secured credit facility are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the six months ended June 30, 2002 and 2001 would have been increased by $0.4 million and $0.2 million, respectively.

        The terms of our previous senior secured credit facility required us to maintain agreements to hedge against such interest rate risks with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the outstanding indebtedness thereunder. Accordingly, we maintained a derivative financial agreement which included an interest rate swaption agreement and interest rate cap and floor agreements. These agreements limited our exposure to and benefits from interest rate fluctuations on our variable rate debt within a certain range of rates. At June 30, 2002 and December 31, 2001, the fair value of this interest rate collar agreement was a liability of $10.5 million and $9.3 million, respectively. The fair value of this interest rate collar agreement is estimated based on quotes from brokers and represents the estimated amount we would expect to pay to terminate the agreement on June 30, 2002 or December 31, 2001. During the six months ended June 30, 2002, we recorded a $1.2 million unrealized loss on derivative instrument. During the six months ended June 30, 2001, we recorded a $1.3 million unrealized loss on derivative instrument and a $2.5 million cumulative loss due to change in accounting principle. These gains or losses are attributable to changes in the fair value of this interest rate collar agreement. The terms of our amended and restated senior secured credit facility do not require us to maintain any hedge against interest rate risks and, on August 14, 2002, we paid approximately $1.6 million in final settlement of our $12.0 million liability to terminate the hedging arrangements required under our previous credit facility.

        As we expand our operations, we may begin to use various other financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. We do not intend to use derivative financial instruments for speculative purposes. Interest rate swap agreements could be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet.

PART II

OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

        (a)         Pursuant to a plan of recapitalization of NuVox effected on July 9, 2002, (1) each then outstanding share of NuVox common stock, $0.01 par value per share, was converted into the right to receive 1/100 of a share of NuVox common stock, (2) the then outstanding shares of NuVox Series B, C-1, C-2, C-3, D, E-1, E-2, E-4, E-6, E-7, E-8, E-9, E-10, E-11 and E-12 preferred stock, $0.01 par value per share, were converted into shares of NuVox common stock at their then existing conversion ratios, taking into account the 1 - for - 100 conversion ratio of the common stock, and (3) the Amended Certificate of Incorporation filed as Exhibit 3.1 hereto and incorporated herein by reference, which sets forth the rights of holders of shares of NuVox common stock and NuVox Series A Convertible Preferred Stock, was adopted.

        (c)         Pursuant to an Amended and Restated Asset Purchase Agreement dated April 22, 2002 by and among NuVox Communications, Inc., NuVox, Inc. and Edge Connections, Inc., NuVox acquired certain assets from Edge Connections, Inc. in consideration for the issuance and delivery to Edge Connections, Inc. of 158,394 Series D Units, with each Unit consisting of one share of NuVox Series D Convertible Preferred Stock, par value $0.01 per share, one warrant expiring September 30, 2006 to purchase one share of Series D preferred stock for $1.50 per share and one warrant expiring September 30, 2006 to purchase one share of Series D preferred stock for $0.01 per share. The issuance of such Units was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. Edge Connections, Inc. represented its intention to acquire such Units for investment purposes only and not with a view to or for distribution in connection with such transaction. Edge Connections, Inc. had adequate access to information about NuVox through information that NuVox made available to it. Edge Connections, Inc. was made a party to a stockholders' agreement that restricts its ability to transfer any of the securities comprising such Units and the stock and warrant certificates contain appropriate legends setting forth and describing such restrictions. As a result of the plan of recapitalization referred to in Item 2(a) above, the Series D preferred stock and warrants to purchase shares of Series D preferred stock have been converted into 1,583 shares of common stock and warrants to purchase an additional 1,583 shares of common stock.

Item 6.           Exhibits and Reports on Form 8-K.

        (a)         Exhibits filed with (or incorporated by reference into) this report:

Exhibit No.	Description
3.1	Amended Certificate of Incorporation effective July 9, 2002, filed herewith.
3.2	By-laws, as amended as of July 9, 2002, filed herewith.

        (b)         Reports on Form 8-K:

                      No reports on Form 8-K were filed by NuVox during the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and each of the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that (1) this report complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

NUVOX, INC.
August 14, 2002	By:	/s/ David L. Solomon
David L. Solomon, Chairman and Chief Executive Officer
August 14, 2002	By:	/s/ Michael E. Gibson
Michael E. Gibson, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended Certificate of Incorporation effective July 9, 2002, filed herewith.
3.2	By-laws, as amended as of July 9, 2002, filed herewith.