Form 10-Q
period 2002-09-30
NUVOX INC /DE/
filed 2002-11-14
CIK 1116564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|    No  |_|

     At October 31,2002, 5,221,544 shares of the registrant's common stock were outstanding.

NUVOX, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
NUVOX, INC.
AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$43,679	$46,973
Accounts receivable, net of allowance for doubtful accounts
of $4,202 and $2,680 in 2002 and 2001, respectively	20,044	17,993
Prepaid expenses and other current assets	10,579	9,021

Total current assets	74,302	73,987

Property and equipment, net	205,731	256,167

Other noncurrent assets:
Goodwill, net	–	225,960
Other intangible assets, net	4,309	7,597
Other assets	4,087	4,725

Total other noncurrent assets	8,396	238,282

Total assets	$288,429	$568,436

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,542	$15,344
Accrued expenses and other current liabilities	29,664	27,125

Total current liabilities	37,206	42,469

Deferred hedge liability	–	9,303
Long-term debt	53,299	163,804
Other long-term liabilities	1,269	936

Total long-term liabilities	54,568	174,043

Minority interest	898	1,214

Redeemable preferred stock:
Series A, convertible preferred stock, $0.01 par
value, 100,000,000 shares authorized; 48,850,498 and zero issued and outstanding in 2002 and 2001, respectively; liquidation
preference of $73,276 in 2002	78,786	–

Stockholders' equity:
Preferred stock - Series A through F, $0.01 par value, 300,000,000 shares authorized; zero and 2,127,793 issued and outstanding in
2002 and 2001, respectively; liquidation preference of $765,484 in 2001	–	21
Common stock, $0.01 par value, 500,000,000 shares authorized;
5,221,544 and 124,232 issued in 2002 and 2001, respectively	52	1
Additional paid-in capital	622,814	623,576
Receivables from shareholders	(3,466)	(3,482)
Unearned stock-based compensation	(624)	(1,508)
Accumulated deficit	(501,805)	(267,898)

Total stockholders' equity	116,971	350,710

Total liabilities and stockholders' equity	$288,429	$568,436

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$35,515	$23,267	$99,713	$56,912
Operating expenses:
Cost of communication services (exclusive
of depreciation and amortization shown
separately below)	18,704	17,296	56,972	46,344
Selling, general and administrative	23,080	26,504	74,258	76,328
Depreciation and amortization	17,559	16,948	50,487	47,195
Stock-based compensation expense	264	645	798	1,935
Goodwill impairment charge	45,960	–	45,960	–
Provision for restructuring	33,290	–	33,290	–

Total operating expenses	138,857	61,393	261,765	171,802

Loss from operations	(103,342)	(38,126)	(162,052)	(114,890)

Other income (expense):
Interest income	91	178	209	1,630
Interest expense	(2,397)	(3,719)	(10,284)	(9,313)
Unrealized loss on hedge liability	(526)	(5,895)	(1,727)	(7,208)
Loss on write-off of investments	–	–	–	(5,013)
Gain on cancellation of debt	119,630	–	119,630	–
Equity in loss of affiliate	–	–	–	(279)

Total other income (expense)	116,798	(9,436)	107,828	(20,183)

Income (loss) before minority
interest and cumulative effect of
change in accounting principles	13,456	(47,562)	(54,224)	(135,073)
Minority interest	171	75	317	194

Income (loss) before cumulative effect
of change in accounting principles	13,627	(47,487)	(53,907)	(134,879)
Cumulative effect of change in accounting
principles:
Accounting for goodwill	–	–	(180,000)	–
Accounting for derivative instruments	–	–	–	(2,470)

Net income (loss)	13,627	(47,487)	(233,907)	(137,349)
Redeemable preferred stock accretion	(797)	–	(797)	–
Net income (loss) applicable to
common stockholders	12,830	(47,487)	(234,704)	(137,349)

Net income (loss) per common share:
Basic	$2.66	$(240.10)	$(143.05)	$(697.22)

Dluted	$0.29	$(240.10)	$(143.05)	$(697.22)

Weighted average number of shares outstanding:
Basic	4,816,206	197,784	1,640,723	196,994

Diluted	43,585,315	197,784	1,640,723	196,994

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(233,907)	$(137,349)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	50,487	47,195
Minority interest	(317)	(194)
Equity in loss of affiliate	–	279
Provision for doubtful accounts	4,739	1,989
Stock-based compensation expense	798	1,935
Unrealized loss on derivative instrument	1,727	7,208
Loss on write-off of investments	–	5,013
Noncash portion of restructuring charge	23,035	–
Gain on cancellation of debt	(119,630)	–
Goodwill impairment charge	45,960	–
Cumulative effect of change in accounting principle	180,000	2,470
Changes in assets and liabilities:
Increase in accounts receivable	(7,267)	(12,202)
Increase in prepaid expenses and other assets	(2,736)	(7,108)
Increase (decrease) in accounts payable	(3,811)	8,775
Increase (decrease) in accrued expenses and
other current liabilities	1,820	(14,726)

Net cash used in operating activities	(59,102)	(96,715)

Cash flows from investing activities:
Purchase of property and equipment	(20,731)	(75,519)
Payments related to acquisitions	(4,631)	(1,800)
Proceeds from divestitures	587	656
Purchase of investments	–	(1,250)

Net cash used in investing activities	(24,775)	(77,913)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	35,565	50,760
Payments on long-term debt	(21,270)	–
Proceeds from issuance of stock	–	88,895
Proceeds from issuance redeemable preferred stock	66,026	–
Other	262	(3,219)

Net cash provided by financing activities	80,583	136,436

Net decrease in cash	(3,294)	(38,192)

Cash, beginning of period	46,973	106,018

Cash, end of period	$43,679	$67,826

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,520	$7,966

See accompanying notes to condensed consolidated financial statements.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)     General

        NuVox, Inc. (NuVox or the Company) was incorporated as a Delaware corporation in June 1998 for the purpose of being a facilities-based provider of integrated voice, data and Internet telecommunications services in selected markets in the United States. As of September 30, 2002 and 2001, NuVox was operational in 30 markets throughout the midwestern and southeastern United States.

         NuVox has incurred substantial operating losses and capital expenditures, resulting in negative cash flow since its inception, and expects to continue to experience operating losses and negative cash flow as it expands its operations and grows its customer base.

(2)     Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim consolidated financial statements include the consolidated accounts of NuVox, Inc., its wholly-owned subsidiaries and affiliated companies in which NuVox has a controlling interest (collectively, “NuVox”). Until April 30, 2001, NuVox had a fifty percent interest in a joint venture, which was accounted for under the equity method. On April 30, 2001 the joint venture was liquidated. All significant intercompany balances and transactions have been eliminated.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim information have been included. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with NuVox's audited consolidated financial statements as of and for the year ended December 31, 2001 which are included in NuVox's 2001 Form 10-K (Commission File No. 333-41040). Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period presentation. A plan of recapitalization of NuVox was effected on July 9, 2002 in which each outstanding share of common stock was converted into the right to receive 1/100 of a share of common stock and the then outstanding shares of preferred stock were converted into shares of common stock at their then existing conversion ratios, taking into account the 1 – for – 100 conversion ratio applicable to the common stock. Presentation in this document of all share, option and per share data for periods prior to July 9, 2002, have been adjusted to reflect the 1 – for – 100 conversion ratio. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The Company's comprehensive loss is equal to the reported net loss for the nine months ended September 30, 2002 and 2001.

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

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

         On January 1, 2001, the Company implemented SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The implementation of SFAS 133, as amended, resulted in a cumulative loss due to the change in accounting principle of approximately $2.5 million. The Company's interest rate hedging instruments previously outstanding did not qualify under SFAS 133 for hedge accounting. Thus, the changes in the fair market value of the instruments, which reflects market prices and volatility at the balance sheet date, are recorded in the statement of operations.

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

$4,534

         In April 2002, NuVox purchased certain assets from Edge Connections, Inc. for shares of Series D Preferred Stock and warrants. The cost of the acquisition was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

Property and equipment	$144
Customer contracts and relationships	246
Liabilities assumed	(55)

$335

         These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations associated with the acquired assets are included in NuVox's results of operations subsequent to the date of the purchase. The allocated value of customer contracts and relationships is being amortized over a period of two to five years based upon the assumed attrition rate of such customers.

        Divestitures

         In September 2002, NuVox sold Teleco Charleston and Teleco Wilmington, two customer premises equipment businesses, for approximately $0.6 million in cash. The company recorded a $0.1 million loss related to this sale transaction. The divestiture of these businesses are not expected to have a material impact on the future results of operation of NuVox.

         In April 2002, NuVox sold its residential resale telecommunications customer contracts to an independent party. The proceeds from the sale and the loss of the residential resale customer base were not material to the financial position or the results of operation of NuVox.

         During the three months ended June 30, 2001, NuVox wrote off its investments in WebBizApps, L.L.C. and Tachion Networks, Inc. resulting in a combined loss on write-off of investments of $5.0 million which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(5)      Property and Equipment

        Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Network equipment	$231,534	$237,234
Computer hardware and software	48,596	37,514
Leasehold improvements	14,050	14,178
Transportation equipment	7,196	7,836
Furniture and office equipment	6,272	6,647
Other	1,477	1,141

Property and equipment, in service	309,125	304,550
Less accumulated depreciation and amortization	107,730	65,625

Property and equipment, in service, net	201,395	238,925
Construction-in-progress	4,336	17,242

Property and equipment, net	$205,731	$256,167

         During the nine months ended September 30, 2002 and 2001, depreciation expense was $48.8 million and $34.1 million, respectively.

(6)      Goodwill

         The changes in the carrying amount of goodwill for the six months ended September 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$225,960
Goodwill acquired during the period	–
Impairment loss, first quarter	(180,000)
Impairment loss, third quarter	(45,960)

Balance as of September 30, 2002	$–

         The events and circumstances surrounding the Company's refinancing plan during the third quarter of 2002, including the negative impacts of the slowing economy and continuing efforts by bank lenders to reduce their telecommunications exposures (which limit the options for emerging telecommunications companies such as NuVox to obtain additional financing), resulted in a reassessment of the remaining $46.0 million carrying value of goodwill. As a result of this interim impairment test, management concluded the Company's remaining goodwill was fully impaired and recorded an additional impairment charge of $46.0 million.

         The following table adjusts reported results to exclude goodwill amortization during the three and nine months ended September 30, 2002 and 2001(in thousands):

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Earnings (in thousands):
Reported income (loss) before
cumulative effect of change in
accounting principles	$13,627	$(47,487)	$(53,907)	$(134,879)
Add back goodwill amortization	–	4,649	–	12,625

Adjusted income (loss) before
cumulative effect of change in
accounting principles	$13,627	$(42,838)	$(53,907)	$(122,254)
Cumulative effect of change in
accounting principles	–	–	(180,000)	(2,470)

Adjusted net income (loss)	$13,627	$(42,838)	$(233,907)	$(124,724)

Earnings per share – diluted (in dollars):
Reported income (loss) before
cumulative effect of change in
accounting principles	$(0.31)	$(240.10)	$(32.86)	$(684.69)
Add back goodwill amortization	–	23.51	–	64.09

Adjusted income (loss) before
cumulative effect of change in
accounting principles	$(0.31)	$(216.59)	$(32.86)	$(620.60)
Cumulative effect of change in
accounting principles	–	–	$(109.71)	$(12.54)

Adjusted net income (loss)	$(0.31)	$(216.59)	$(142.56)	$(633.14)

(7)     Other Intangible Assets

        Other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Deferred financing costs	$–	$8,328
Customer contracts and relationships	5,018	–
Gross carrying cost	5,018	8,328
Less accumulated amortization	709	731
Other intangible assets, net	$4,309	$7,597

         During the nine months ended September 30, 2002 and 2001, amortization expense associated with the other intangible assets was $1.6 million and $0.5 million, respectively. On August 14, 2002, the remaining unamortized deferred financing costs of approximately $8.1 million was charged against the gain on cancellation of debt.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Estimated future amortization expense of other intangible assets is as follows (in thousands):

For the three months ended December 31, 2002	$294
For the year ended December 31, 2003	1,177
For the year ended December 31, 2004	1,028
For the year ended December 31, 2005	960
For the year ended December 31, 2006	850

$4,309
(8)     Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Accrued taxes	$7,230	$4,956
Accrued contractual obligations	3,567	6,092
Restructuring reserve	6,990	—
Accrued interest	—	641
Accrued employee expenses	3,463	4,563
Accrued costs of communication services	2,488	1,844
Deferred revenue	4,022	2,440
Other	1,904	6,589

	$29,664	$27,125

(9)      Long-Term Debt

         NuVox entered into an Amended and Restated Credit and Guaranty Agreement dated as of August 14, 2002 with General Electric Capital Corporation (“GECC”) and CIT Lending Services Corporation (“CIT”), as lenders, which amended, modified and restated the terms of NuVox's existing senior secured credit facility and provided for the restructuring of the outstanding indebtedness and obligations under the existing credit facility, as follows:

  NuVox paid to the lenders under the existing credit facility who desired to be relieved of their contractual funding commitments $0.135 per $1.00 of their $133.1 million of outstanding loans (approximately $18.0 million) plus $1.6 million, or approximately $19.6 million in total, plus fees and expenses of such lenders' counsel and financial advisor totalling approximately $725,000;
  NuVox paid Wachovia Bank NA $0.135 per $1.00 of NuVox's approximately $12.0 million liability outstanding, inclusive of approximately $1.0 million accrued but unpaid interest, under its interest rate hedging agreement with Wachovia (approximately $1.6 million);
  GECC and CIT loaned an additional $10.0 million and $2.5 million, respectively, to NuVox, which loans are evidenced by senior secured notes due September 30, 2006 (“Senior Secured Notes”), with interest thereon through June 30, 2004 payable at the same rate as was provided for under the previous credit facility through the issuance of additional senior secured notes and interest thereafter payable in cash quarterly in arrears at LIBOR plus 4.25%, and with principal payable in consecutive quarterly installments totalling 30% of the total principal amount during the period from June 30, 2004 through June 30, 2006 and 70% on September 30, 2006;

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
  GECC exchanged its $25.5 million principal amount of indebtedness under the existing credit facility for
       — $10.0 million principal amount of Senior Secured Notes, and
       — 4,833,333 shares of Series A Convertible Preferred Stock; and

  CIT exchanged its $25.5 million principal amount of indebtedness under the existing credit facility for
       — $3.8 million principal amount of Senior Secured Notes, and
       — non-interest bearing junior unsecured discount note due September 30, 2008 with an initial accreted value of approximately $10.5 million and an accreted value at maturity of $21.7 million (“Junior Unsecured Note”).

         The restructuring of the outstanding indebtedness resulted in the recognition of a $119.6 million gain on the cancellation of debt. The $119.6 million gain was calculated in accordance with Statement of Financial Accounting Standards, No. 15. The gain was computed as the total reduction in carrying values of the senior secured credit facility and the interest rate hedging agreement as compared to the carrying values of the securities issued in connection with the debt restructuring, less transaction costs and the write-off of unamortized deferred financing costs. The carrying values of the securities issued in connection with the debt restructuring include all future potential interest and principal payments associated with such securities. The impact the gain on cancellation of debt had on basic earnings per share was $24.83 and $72.89 for the three and nine months ended September 30, 2002, respectively.

         On September 14, 2001, GCI Transportation Company, L.L.C. (“GCI”), an affiliate which is 70% owned by the Company, obtained a $2.76 million secured credit facility. The aggregate $2.76 million was drawn at that date. Monthly repayments of the outstanding borrowings commenced on November 1, 2001 and continue through October 1, 2019. Interest on the outstanding borrowings is variable at LIBOR plus 2.95%. At September 30, 2002, $2.68 million remained outstanding under this facility at an interest rate of 5.5%.

         Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Senior Secured Notes	$28,999	$161,000
Junior Unsecured Notes	$21,724	—
Other long-term debt	2,676	2,904

	$53,399	$163,904
Less portion classified as current	100	100

	$53,299	$163,804

As of September 30, 2002, the outstanding principal amount of the Senior Secured Notes was approximately $26.5 million; the carrying value of $29.0 million includes $2.5 million of accreted interest. As of September 30, 2002, the accreted value of the $21.7 million Junior Unsecured Note was approximately $10.7 million at the agreed upon 12.0% discount rate

         Maturities of long-term debt at September 30, 2002 are as follows (in thousands):

For the three months ended December 31, 2002	$24
For the year ended December 31, 2003	90
For the year ended December 31, 2004	2,030
For the year ended December 31, 2005	3,967
For the year ended December 31, 2006	23,305
For the year ended December 31, 2007	119
For the year ended December 31, 2008	21,850
Thereafter	2,014

$53,399

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(10)     Stockholders' Equity

         Following approval by the holders of more than 66 2/3% of NuVox's outstanding common and preferred stock, voting together on an as converted basis as a single class, and more than 66 2/3% of all series of NuVox's outstanding preferred stock, voting together on an as converted basis as a single class, a plan of recapitalization of NuVox was effected on July 9, 2002 in which each then outstanding share of NuVox common stock was converted into the right to receive 1/100 of a share of common stock and the then outstanding shares of NuVox preferred stock were converted into shares of NuVox common stock at their then existing conversion ratios, taking into account the 1 - for - 100 conversion ratio applicable to the common stock. Fractional shares resulting from the conversion were rounded up to the next whole share. Accordingly, the then outstanding shares of NuVox common and preferred stock have been converted into shares of NuVox common stock as follows:

Class of Shares	Outstanding	Conversion	As Converted – Pre-	As Converted – Post-
	Shares	Ratio	Recapitalization	Recapitalization

Common Stock	1,005,434	—	1,005,434	10,080
Series B	1,222,077	3.41	4,172,948	41,732
Series C-1	51,197	2.58	132,259	1,323
Series C-2	654,534	2.97	1,946,372	18,566
Series C-3	2,727,724	3.07	8,379,572	83,799
Series D	60,062,388	1.00	60,062,388	600,724
Series E-1	80,550,000	1.00	80,550,000	805,508
Series E-2	12,500,000	1.00	12,500,000	125,000
Series E-3	120,480,209	1.00	120,480,209	1,204,828
Series E-4	15,354,458	1.00	15,354,458	153,562
Series E-5	0	—	0	0
Series E-6	677,369	1.00	677,369	6,780
Series E-7	5,060,000	1.00	5,060,000	50,603
Series E-8	663,599	1.00	663,599	6,637
Series E-9	1,388,154	1.00	1,388,154	13,890
Series E-10	5,179,397	1.00	5,179,397	51,803
Series E-11	209,034	1.00	209,034	2,100
Series E-12	204,459,745	1.00	204,459,745	2,044,609

Total	512,245,319		522,220,937	5,221,544

         Each outstanding option to acquire preferred stock of NuVox was converted into an option to acquire the shares of common stock into which such shares of preferred stock would have been convertible, adjusted to reflect the 1 – for – 100 conversion ratio of the common stock, and each outstanding option and warrant to acquire common stock of NuVox was adjusted to reflect the 1 – for – 100 conversion ratio.

         NuVox's Amended and Restated Certificate of Incorporation was amended on July 9, 2002 as part of the plan of recapitalization. NuVox's Amended and Restated Certificate of Incorporation provides that NuVox's authorized capital stock consists of (i) 500,000,000 shares of common stock, of which 5,221,544 shares were issued and outstanding following effectiveness of the plan of recapitalization, and (ii) 400,000,000 shares of preferred stock, of which 100,000,000 shares were designated as Series A Convertible Preferred Stock. As of September 30, 2002, 48,850,498 shares of Series A Convertible Preferred Stock were issued and outstanding.

         On September 24, 2002, a stockholder who held 9,879 shares of Series D Preferred Stock and 101,295 shares of Series E-3 Preferred Stock prior to effectiveness of the plan of recapitalization filed a Petition for Appraisal in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 19927-NC) seeking to reject the plan of recapitalization and requesting the Court to order payment to the Petitioner of the “fair value” of Petitioner's shares. NuVox has received demands for appraisal under the General Corporation Law of the State of Delaware from a total of 6 stockholders (including the Petitioner), who, in the aggregate, held 175,625 shares of Series D preferred stock, 1,773,167 shares of various series of Series E preferred stock and 1,700 shares of common stock prior to the effectiveness of the plan of recapitalization. These shares represented in the aggregate approximately 0.37% of the outstanding shares of NuVox capital stock on an as converted basis prior to effectiveness of the plan of recapitalization. To the extent that those stockholders perfect their appraisal rights and receive payment for their shares in accordance with Delaware law, the 19,509 shares of common stock that, in the aggregate, they would have received pursuant to the plan of recapitalization will become authorized but unissued shares of our common stock.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(11)     Redeemable Preferred Stock

         Pursuant to a Securities Purchase Agreement dated as of July 9, 2002 among NuVox and the Purchasers named therein, NuVox has issued and sold an aggregate of 44,017,165 shares of Series A Convertible Preferred Stock at a cash purchase price of $1.50 per share, for aggregate cash proceeds of approximately $66.0 million. The shares of Series A Convertible Preferred Stock were issued and sold to existing holders of NuVox preferred stock in two tranches:

  on July 9, 2002, NuVox issued and sold an aggregate of 9,900,477 shares of Series A Convertible Preferred Stock for an aggregate cash purchase price of approximately $14.9 million, and during August, 2002, NuVox issued and sold an aggregate of 34,116,688 additional shares of Series A Convertible Preferred Stock for an aggregate cash purchase price of approximately $51.1 million.

         Pursuant to a Securities Purchase Agreement dated as of August 14, 2002, NuVox issued and sold an additional 4,833,333 shares of Series A Convertible Preferred Stock, with an agreed value of $1.50 per share, or $7.25 million, to restructure $15.5 million principal amount of Senior Secured Notes outstanding under its prior credit facility. In accordance with SFAS 15, the 4,833,333 shares of Series A Convertible Preferred Stock is recorded at a carrying value of $12.0 million, which is computed as the sum of its initial value of $7.3 million and potential future interest accretion of $4.7 million.

         In the event of any liquidation, dissolution or winding up of NuVox (which includes an acquisition of NuVox or any sale or other disposition of all or substantially all of its assets or stock), the holders of the Series A Convertible Preferred Stock will be entitled to the greater of $1.50 per share (appropriately adjusted for any stock dividends, combinations, splits or recapitalizations) or the amount such holders would have received if they had converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the liquidation event.

         Each share of Series A Convertible Preferred Stock is initially convertible at any time at the option of the holder into 1.3155 shares of common stock, subject to customary anti-dilution adjustments. The Series A Convertible Preferred Stock will be automatically converted into common stock upon the closing of a public offering of common stock at an offering price per share at least equal to three times the current conversion price in which the aggregate proceeds are at least $75 million. Holders of shares of Series A Convertible Preferred Stock are entitled to cast one vote per share of common stock into which their shares are convertible.

         In the event such automatic conversion shall not have occurred on or prior to December 31, 2008, holders of Series A Convertible Preferred Stock shall have the right to require NuVox to redeem their shares in annual one-third increments on September 30 in each of 2009, 2010 and 2011 for $1.50 per share (appropriately adjusted for any stock dividends, combinations, splits or recapitalizations) plus a return of 8% per annum from the original issue date of their shares.

         Holders of Series A Convertible Preferred Stock are not entitled to receive cash dividends. No cash dividends may be declared or paid to holders of the common stock so long as any shares of Series A Convertible Preferred Stock are outstanding.

(12)     Restructuring Charges

         As part of its refinancing plan, NuVox has adopted revisions to its business plan which include planned reductions in operating and capital costs to reduce the amount of cash required to fund its operations to positive free cash flow. Key elements of NuVox's revised business plan include planned reductions in force, consolidation of network management and service delivery centers, and discontinuation of non-core businesses. During the third quarter of 2002, NuVox recorded a $33.3 million restructuring charge associated with these activities. Components of the restructuring charge and their utilization are summarized as follows (in thousands):

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
	2002	2002	Remaining
	Charges	Utilization	Liability

Salaries, severance & benefits	$2,702	$(1,160)	$1,542
Contractual obligations	6,079	(631)	5,448
Asset write-downs	23,035	(23,035)	-
Other	1,474	(1,474)	-

	$33,290	$(26,300)	$6,990

The revised business plan provides for a reduction in force of approximately 325 employees, of which 242 have been terminated as of September 30, 2002. The $6.1 million of contractual obligations primarily consist of non-cancelable lease obligations on excess office and warehouse space resulting from our staff reductions and business consolidations. The $23.0 million of asset write-downs primarily resulted from the shut-down of collocation sites in markets with excess capacity. The $1.5 million of other charges are primarily associated with the discontinuation of non-core services.

(13)     Earnings (Loss) Per Share

         A reconciliation of earnings (loss) per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic
Income (loss) before cumulative effect of
change in accounting principles	$2.83	$(240.10)	$(32.86)	$(684.69)
Cumulative effect of change in accounting
principles	—	—	(109.70)	(12.54)

Net income (loss)	2.83	(240.10)	(142.56)	(697.22)
Redeemable preferred stock accretion	(0.17)	—	(0.49)	—

Net income (loss) applicable to common
stockholders	$2.66	$(240.10)	$(143.05)	$(697.22)

Diluted
Income (loss) before cumulative effect of
change in accounting principles	$0.31	$(240.10)	$(32.86)	$(684.69)
Cumulative effect of change in accounting
principles	—	—	(109.70)	(12.54)

Net income (loss)	0.31	(240.10)	(142.56)	(697.22)
Redeemable preferred stock accretion	(0.02)	—	(0.49)	—

Net income (loss) applicable to common
stockholders	$0.29	$(240.10)	$(143.05)	$(697.22)

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

         A reconciliation of the number of shares used in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Shares outstanding, beginning of period	10,054	197,784	124,232	193,944
Weighted average number of common
shares issued	4,806,152	–	1,602,051	3,050
Weighted average number of common
shares converted	–	–	(85,560)	–

Weighted average basic shares outstanding	4,816,206	197,784	1,640,723	196,994
Dilutive effect of preferred stock conversion	38,769,109	–	–	–

Weighted average diluted shares outstanding	43,585,315	197,784	1,640,723	196,994

         In calculating diluted loss per share for the three and nine months ended September 30, 2001 and 2002, no outstanding employee stock options or warrants and no outstanding preferred stock convertible into common shares were included in the computation of diluted loss per share due to their antidilutive effect.

(14)      Stock Based Compensation

         Pursuant to the Company's 1998 and 2001 Stock Incentive Plans, the Company has granted non-qualified stock options and warrants to employees. Following effectiveness of NuVox's plan of recapitalization on July 9, 2002, each outstanding option to acquire shares of Series F Preferred Stock was converted into an option to acquire the shares of common stock into which such shares of Series F Preferred Stock would have been convertible, adjusted for the 1 – for – 100 conversion ratio of the common stock, and each outstanding option and warrant to acquire common stock was adjusted to reflect the 1 – for – 100 conversion ratio.

         The Company does not plan to grant any additional options under the 1998 or 2001 Stock Incentive Plans. Each outstanding option and warrant enables the employee to purchase one share of stock at the exercise price, subject to applicable vesting provisions. The nonqualified stock options and warrants have terms of 10 years from the dates of the grant. One-third of the nonqualified common stock options vest upon completion of each of the first, second and third full year of service after the dates of grant. The warrants are fully vested on the date of issuance. The nonqualified preferred stock options vest one-third upon completion of one full year of service after the date of grant and an additional 1/36 upon completion of each full month of continuous service thereafter.

         The following is a summary of activity with respect to common stock options and warrants under the 1998 Stock Incentive Plan. This information reflects the 1 – for – 100 conversion ratio referred to above.

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
	Shares Subject to Options & Warrants	Price	Weighted Average Exercise Price

Options and warrants outstanding at
December 31, 2000	59,436
Granted	10,090	$400 - $800	$412
Anti-dilution adjustment *	12,627	$104	$104
Canceled	(8,570)	$240 - $560	$405
Exercised	(28)	$240	$240

Options and warrants outstanding at
December 31, 2001	74,367	$104 - $800	$265
Canceled	(10,732)	$240 - $800	$376
Exercised	—	—	—

Options and warrants outstanding at
September 30, 2002	63,635	$104 - $800	$268

*	Warrants to purchase 6,700 shares at $300 per share were adjusted to 19,327 shares at $104 per share as a result of the placement of 599,040 Series D units at $150 per unit on September 20, 2001.

         Exercisable options and warrants under the 1998 Stock Incentive Plan totalled 42,447 and 41,496, at September 30, 2002, and December 31, 2001, respectively. The weighted average exercise price per share of the exercisable options was $219 and $234, respectively.

         Pursuant to the terms of a merger agreement, NuVox assumed and adopted, at November 1, 2000, the plan under which the acquired company had granted common stock options to its employees. The following is a summary of activity with respect to NuVox stock options issued in substitution for options outstanding immediately prior to the effective time of the merger under this plan, taking into account the 1 – for – 100 conversion ratio referred to above.

	Shares Subject to Options	Price	Weighted Average Exercise Price

Options outstanding at December 31, 2000	108,908
Canceled	(13,182)	$203 - $556	$376
Exercised	(2,066)	$136 - $384	$223

Options outstanding at December 31, 2001	93,661	$136 - $1,356	$411
Canceled	(10,127)	$203 - $556	$408
Exercised	—	—	—

Options outstanding at September 30, 2002	83,534	$136 - $1,356	$416

         Exercisable options under this plan totalled 68,272 and 62,034 at September 30, 2002 and December 31, 2001, respectively. The weighted average exercisable price per share of the exercisable options was $378 and $327, respectively.

         Effective September 20, 2001, NuVox adopted the 2001 Stock Incentive Plan. The following is a summary of activity with respect to stock options under this plan:

NUVOX, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

        Effective September 20, 2001, NuVox adopted the 2001 Stock Incentive Plan. The following is a summary of activity with respect to Series F-1 preferred stock options under this plan:

	Shares Subject to Options	Price	Weighted Average Exercise Price

Options issued at October 16, 2001	179,090	$59	$59
Canceled	(4,880)	$59	$59

Options outstanding at December 31, 2001	174,210	$59	$59
Granted	10,390	$59	$59
Canceled	(34,705)	$59	$59

Options outstanding at September 30, 2002	149,895	$59	$59

There were no exercisable options under the 2001 Stock Incentive Plan at September 30, 2002.

(15)     Recent Accounting Pronouncements

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. NuVox will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which NuVox will adopt for transactions occurring subsequent to May 15, 2002. The adoption of this standard is not expected to have a material impact on NuVox's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes that fair value be the objective for initial measurement of the liability. NuVox will adopt this standard on January 1, 2003. The adoption of this standard is not expected to have a material impact on NuVox's consolidated financial position or results of operations.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

         References in this Form 10-Q to “we,” “us,” “our,” the “Company” and “NuVox” mean NuVox, Inc., a Delaware corporation, and our subsidiaries and predecessors, unless the context suggests otherwise. Some of the statements contained in this Form 10-Q discuss our business plans or future prospects or state other forward-looking information. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. These forward-looking statements are based on various factors and have been derived using numerous assumptions. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other similar expressions. You should be aware that those statements only reflect our predictions, assumptions and estimates regarding future events and circumstances. Actual events or results may differ substantially as a result of risks and uncertainties facing us, including risks and uncertainties regarding the continued development of our business and the markets for our services and products, the negative impacts of the downturn in the economy and the continued availability and sufficiency of our capital. Important factors that could cause our actual results to be materially different from those forward-looking statements are set forth below, in Item 1 of our Report on Form 10-K for the year ended December 31, 2001 under the heading “Business – Risk Factors Relating to our Business and Operations”, and elsewhere in this Report on Form 10-Q.

Company Overview

         NuVox, Inc. is a rapidly growing, facilities-based, integrated communications provider. We position ourselves as the integrated communications provider of choice, delivering superior broadband services and customer care in 30 markets in 13 contiguous Midwestern and Southeastern states. We offer a wide array of broadband products and services primarily to small and medium-sized businesses in second and third tier markets. We compete with incumbent telephone companies and other providers by providing high quality, integrated voice and data services, excellent customer service and prices below those charged by the incumbent telephone companies.

         The principal elements of our business strategy include targeting end users with a wide range of innovative products and services that provide comprehensive business solutions for all of their communications requirements; focusing primarily on small to medium-sized businesses in second and third tier markets; providing superior customer service through local sales forces and customer support personnel; deploying data-centric network platforms in a capital efficient manner; leveraging our experienced management team; and pursuing acquisitions and strategic alliances to expand and complement our business. We have been providing these products and services since we commenced commercial operations in June 1999. As of September 30, 2002, NuVox was providing services to more than 15,000 on-net customers with approximately 220,000 on-net access lines in service.

         In contrast to carriers that construct their own fiber optic transmission facilities to reach customers, we have not built our own network connections to each individual customer. Instead, as part of our “smart build” network construction strategy, we have installed our own voice and data switches and have leased transmission facilities from incumbent telephone companies and other providers within a local market area. We have also installed and connected our own access equipment in collocation sites that we lease in the central offices of the incumbent telephone companies in our markets, a process which is commonly referred to in the telecommunications industry as “collocation.” This network construction strategy enables us to reach the entire targeted customer base in each market without having to build our own fiber optic transmission facilities in order to establish network connections to each customer. Initially, our capital expenditures were primarily for the build out of our network and operations support systems infrastructure. Currently, our incremental network infrastructure costs are substantially lower and more directly related to demand driven capital expenditures associated with the installation of new revenue producing services.

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

         The development of our business requires significant expenditures before the time when our operations can generate consolidated positive free cash flows. We have had negative cash flow from our inception through September 30, 2002 totaling approximately $510 million. We expect to continue to incur consolidated negative cash flow for a period of time as we continue to grow our customer base in each of our markets.

Revised Financial and Business Plans

         During the three months ended September 30, 2002, we reached agreements with our lenders and equity investors under which we have received approximately $78.5 million in additional debt and equity financing. The additional financing was received pursuant to our revised financial plan under which approximately $160.5 million of obligations under our previous credit facility have been repaid with cash payments totalling approximately $23.2 million and the issuance of 4,833,333 shares of Series A Convertible Preferred Stock.

         After giving effect to these transactions, our total outstanding long-term debt under our senior secured credit facility is comprised of senior secured notes due 2006 with a carrying value of $29 million and a junior unsecured discount note due 2008 with an initial accreted value of $10.5 million and an accreted value at maturity of $21.7 million. In connection with these transactions, we also adopted revisions to our business plan that include reductions in operating and capital costs and a decrease in the amount of cash that we estimate will be required to fund our operations to positive free cash flow.

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

$ 4,534

         In April 2002, NuVox purchased certain assets from Edge Connections, Inc. for shares of Series D Preferred Stock and warrants. The cost of the acquisition was allocated based upon the fair value of the assets acquired and the liabilities assumed as follows (in thousands):

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

         In September 2002, NuVox sold Teleco Charleston and Teleco Wilmington, two customer premises equipment businesses, for approximately $0.6 million in cash. The company recorded a $0.1 million loss related to this sale transaction. The divestiture of these businesses is not expected to have a material impact on the future results of operation of NuVox.

         In April 2002, NuVox sold its residential resale telecommunications customer contracts to an independent party. The proceeds from the sale and the disposition of the residential resale customer base were not material to the financial position or the results of operation of NuVox.

Current Telecommunications Industry Environment

         There have been a number of significant uncertainties and challenges facing NuVox and the telecommunications industry during 2002 including the negative impacts of the slowing economy, continuing efforts by bank lenders to reduce their telecommunications exposures (which limit the options for emerging telecommunications companies such as NuVox to obtain additional financing), and regulatory uncertainties inherent in legislative and regulatory initiatives currently underway.

         Since March 2000, there has been a prolonged and continuing downturn in telecommunications capital markets, particularly for emerging telecommunications companies. This has made incremental capital available to only a select few best-managed companies with sound business plans. In addition, the downturn in the economy, which began in 2001 and accelerated following the events of September 11, 2001, has lessened telecommunications demand and curtailed growth rates. It has also increased the level of delinquent accounts experienced by telecommunications providers due to bankrupt carriers and customers. All of this has led a number of emerging providers to shift business focus, abandon markets, curtail operations, re-capitalize and seek reorganization under the bankruptcy laws. It has also caused end users to reconsider the advisability of obtaining their communications services from alternative providers.

         In addition, the telecommunications sector is faced with significant regulatory uncertainties. The regional Bell companies are pursuing legislative initiatives designed to reverse the pro-competitive provisions of the landmark 1996 Telecommunications Act. At the same time, the FCC has commenced rulemaking proceedings which could result in regulatory relief for the regional Bell companies from some of their existing obligations to make network components available to competitors at cost-based prices. The robust local telecommunications competition envisioned when the 1996 Telecommunications Act was passed has been painstakingly slow to develop due, in large measure, to the anti-competitive practices of the incumbent carriers. The emerging telecommunications industry is dependent on aggressive regulatory enforcement to ensure the pro-competitive goals of the 1996 Act are realized.

         While there are many uncertainties facing NuVox and our industry, we believe that the recent additional debt and equity financings and the debt restructuring we have completed have significantly enhanced NuVox's ability to survive the current sector shake out. We expect that the companies that do survive will ultimately benefit from diminished competition as other companies disappear through bankruptcy and acquisition. This should enable the survivors to acquire customers and assets on advantageous terms, accelerate market penetration and achieve higher margins.

Operating Statistics

        The following table provides selected operational data:

	As of September 30,
	2002	2001

Markets in operation	30	30
Total access lines in service(1)	219,927	128,855
On-net access lines in service(2)	219,003	108,584
Customers served, on-net	15,433	8,295
Annualized September revenues	$139,358,000	$95,232,000
On-net September revenues per customer	$752	$775
September Gross margin (%)	49.0%	26.7%
Voice switches installed	15	14
ATM switches installed	30	30
Central office collocations in service	201	213
Sales employees	187	203
Total employees	821	1,047

(1)

Includes 924 and 20,271 resale lines at September 30, 2002 and 2001, respectively. NuVox divested its residential resale business in April, 2002 and divested its remaining commercial resales lines in October 2002.

(2)	“On-net” customers are those to which we provide broadband services over our own network platforms. All customers have signed either one, two or three year contracts.

Results of Operations

        Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

REVENUE

         Our revenues increased 52.6 percent to $35.5 million for the three months ended September 30, 2002 from $23.3 million for the three months ended September 30, 2001 and an 5.0 percent sequential increase over second quarter 2002 revenues of $33.8 million. Revenues attributable to core broadband products grew 82.5 percent to $32.3 million from $17.7 million during the third quarter of 2001 and 10.2 percent above the $29.3 million reported in the second quarter of 2002. Core broadband revenues include revenues from NuVox's bundled local, long distance, Internet and broadband data communications services. Revenues during the third quarter of 2002 were adversely impacted by divestitures of businesses which contributed $0.9 million, $1.9 million and $2.7 million of revenues in the third and second quarter of 2002 and the third quarter of 2001, respectively, and by customer credits and adjustments that were $0.9 million higher than in the third quarter of 2001 and $0.3 million higher than in the second quarter of 2002.

        NuVox generates revenues from:

  local calling services, including basic voice calling services and advanced local features such as call waiting and call forwarding,

  long distance services, which include a full range of domestic, international and toll-free long distance services,

  dedicated, high speed Internet access services,

  website design and development, web page hosting and domain name services, audio conferencing, remote access service,

  advanced data services, such as high speed data transmission and unified voice mail, e-mail and fax messaging services, local and wide area network management and virtual private networks,

  access charges, which we earn by connecting our customers to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to the local service customers of long distance carriers, reciprocal compensation, which entitles us to compensation for terminating local calls made by customers of other carriers to our customers.

        We price our local calling services competitively with those of the incumbent telephone companies and offer our customers combined service discounts designed to give them incentives to purchase bundled local, long distance and data services under one, two and three year commitments.

         Local voice service revenues for the three months ended September 30, 2002 and 2001 were $17.7 million and $13.7 million, respectively (of which $17.0 million and $10.9 million, respectively, were derived from services provided on-net). Local voice service revenues include the monthly recurring charges for basic service, charges for advanced local features and reciprocal compensation. Long distance service revenues for the three months ended September 30, 2002 and 2001 were $5.4 million and $3.4 million, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended September 30, 2002 and 2001 were $12.5 million and $6.1 million, respectively.

         Annualized revenues increased 46.3 percent to $139.4 million based on September 2002 revenues from $95.3 million based on September 2001 revenues. We continue to grow our revenue base as evidenced by the total number of access lines in service increasing 70.7 percent to 219,927 at September 30, 2002, of which 219,003 were on-net, as compared to 128,855 total access lines in service at September 30, 2001, of which 108,584 were on-net. Total monthly broadband access line churn decreased to 1.3 percent in the third quarter of 2002 from 1.4 percent in the second quarter of 2002. As of September 30, 2002, we served 15,433 customers on-net, as compared with 8,295 customers on-net, at September 30, 2001.

COST AND EXPENSES

         Our cost of communication services amounted to $18.7 million for the three months ended September 30, 2002 compared to $17.3 million for the same period in 2001 and $19.8 million in the second quarter of 2002. The increase in cost of communication services since 2001 reflects the growth in on-net access lines in service and the increase in revenue between the three-month period ended September 30, 2002 and the same period from the prior year. Gross margin increased to 47.3% of revenue for the three months ended September 30, 2002 as compared with a gross margin of 25.7% in the three-month period ended September 30, 2001 and 41.6% in the three months ended June 30, 2002. Despite decreases in average revenues per line and average revenue per customer, we have been able to achieve continuing improvements in gross margins due to our access line growth, more efficient utilization of our network facilities, and rate reductions related to certain network elements. Our cost of communication services includes recurring costs associated with leasing the high capacity transport facilities that connect our switching equipment to our equipment located in incumbent telephone companies’ central offices,

  leasing the T-1 access, unbundled local loop lines and other customer access facilities that connect our customers to our networks,

  leasing space used to collocate our customer access equipment in incumbent telephone companies' central offices,

  leasing and obtaining electrical power for our collocation facilities,

  purchasing long distance services for resale to our customers, and providing Internet access to our customers.

         We have interconnection agreements with Southwestern Bell, Ameritech, BellSouth, GTE/Verizon, Cincinnati Bell, and Sprint/United for network and collocation facilities. The costs to lease the local loop lines and high-capacity digital transport facilities from incumbent telephone companies vary by company and are regulated by state authorities. We believe that there are multiple vendors of high-speed transport facilities in each of our markets in addition to the incumbent telephone company. These vendors are an alternate source for transport facilities and generally provide these facilities at lower costs than those charged by the incumbent telephone companies. We expect that the total cost of leasing communications services will increase with the volume of customers, and expect these costs to be a significant part of ongoing costs of services.

         We have been disputing certain charges by one incumbent telephone company for unused power for certain of our collocation sites. The dispute currently totals approximately $4 million in disputed past overcharges. We are in on-going discussions regarding settlement of both prospective and past charges and believe our financial statements include appropriate accruals for the settlement of this dispute.

         We have agreements with Global Crossing, WorldCom, Inc., Sprint and Qwest to provide us with long distance or data transmission services. These agreements provide for the resale of long distance or data services on a per-minute basis. The Global Crossing and Sprint agreements have minimum usage requirements. We expect to substantially utilize these minimum usage requirements over the terms of the agreements without any material obligation for unused capacity. We also expect that our total costs for transmission capacity will increase as our customers' long distance calling volume increases, and that these costs will be a significant portion of the costs we incur to provide long distance services.

         The primary expenses associated with providing Internet access to customers are the cost of interconnecting our network with national Internet service providers and the cost of hosting or paying for the hosting of web services.

         Our selling, general and administrative expenses totaled $23.1 million, or 65 percent of revenues, for the three months ended September 30, 2002 compared to $26.5 million, or 114 percent of revenues, for the same period in 2001, and $26.1 million, or 77 percent of revenues, in the second quarter of 2002. The recent decline in selling, general and administrative expenses reflects the success of our cost containment efforts, including headcount reductions, and continued focus on administrative efficiencies, partially offset by increased bad debt expense. Our total number of employees was 821 at September 30, 2002 compared to 1,047 at the same time last year and 1,051 at June 30, 2002. We had 187 sales employees at September 30, 2002 compared to 203 sales employees at September 30, 2001

         Bad debt expense totalled $1.7 million for the three months ended September 30, 2002 compared to $0.9 million for the same period in 2001 and $1.6 million and $1.3 million in the second and first quarters, respectively, of 2002. These increases reflect a combination of increased customer volume and the general decline in the overall economic environment which has led to an increased level of delinquent accounts of bankrupt carriers, such as WorldCom and Global Crossing, and cash-strapped customers that have filed for bankruptcy, gone out of business or otherwise been disconnected for non-payment.

         Our selling, general and administrative expenses include salaries and related personnel costs, facilities expenses, sales and marketing expenses, information systems costs, education and training costs, and professional services and consulting fees. We employ a direct local sales force in most of our markets. We use quota-based commission plans and incentive programs to compensate our sales personnel. We supplement our direct sales force through the use of agents such as value-added resellers and system integrators, who are compensated on a commission basis.

         In connection with our recent additional debt and equity financings, we have adopted revisions to our business plan which include reductions in operating and capital costs to reduce the amount of cash required to fund our operations to positive free cash flow. Key elements of our revised business plan include planned reductions in force, consolidation of network management and service delivery centers, and discontinuation of non-core services. During the third quarter of 2002, we recorded a $33.3 million restructuring charge associated with these activities. Components of the restructuring charge and their utilization are summarized as follows (in thousands):

	2002	2002	Remaining
	Charges	Utilization	Liability

Salaries, severance & benefits	$2,702	$(1,160)	$1,542
Contractual obligations	6,079	(631)	5,448
Asset write-downs	23,035	(23,035)	–
Other	1,474	(1,474)	–

	$33,290	$(26,300)	$6,990

         Pursuant to our revised business plan, 242 employees have been terminated as of September 30, 2002. The $6.1 million of contractual obligations primarily consist of non-cancelable lease obligations on excess office and warehouse space resulting from our staff reductions and business consolidations. The $23.0 million of asset write-downs primarily resulted from the shut-down of collocation sites in markets with excess capacity. The $1.5 million of other charges are primarily associated with the discontinuation of non-core services. These restructuring actions are expected to result in annual cash savings of approximately $20.5 million.

         A portion of the purchase price for our acquisition of TriVergent Communications on November 1, 2000 was allocated to the intrinsic value of the unvested portion of NuVox options issued to TriVergent employees. This amount totaled $6 million, and was recorded as unearned stock-based compensation and included in stockholders' equity in accounting for the transaction as of November 1, 2000. This intrinsic value of the unearned stock-based compensation is being amortized over the remaining vesting period of the related options through 2003. Accordingly, $0.3 million and $0.6 million was recorded as amortization of stock-based compensation in the three months ended September 30, 2002 and 2001, respectively.

         Depreciation expense increased to $17.1 million for the three months ended September 30, 2002 from $12.1 million for the same period in 2001. This reflects the installation of additional network equipment and computer hardware and software as a result of the expansion of services in the 30 markets in which we operate. Amortization expense of other intangible assets, excluding goodwill, increased to $0.4 million for the three months ended September 30, 2002 from $0.2 million for the same period in 2001.

         Goodwill amortization expense decreased to zero for the three months ended September 30, 2002 from $4.6 million for the same period in 2001 due to a change in the method of accounting for goodwill as a result of adopting a new accounting standard on January 1, 2002. The events and circumstances surrounding our refinancing plan during the third quarter of 2002 resulted in a reassessment of our remaining $46.0 million carrying value of our goodwill. As a result of this interim impairment test, we concluded our remaining goodwill was fully impaired and recorded an additional impairment charge of $46.0 million.

         Interest expense for the three months ended September 30, 2002 was $2.4 million as compared to interest expense of $3.7 in the same period in 2001. The decrease in interest expense is due to the reduction in borrowings outstanding.

         The unrealized gain/loss on derivative instrument is attributable to changes in the fair value of our previous interest rate swaption agreement and interest rate cap and floor agreement. On August 14, 2002, these agreements were settled for approximately $1.6 million and cancelled as part of our refinancing plan.

         During the three months ended September 30, 2002, we realized a $119.6 million gain on the cancellation of debt. Further information regarding this transaction is provided below under the heading “Liquidity and Capital Resources”.

         We had negative adjusted EBITDA of $6.3 million for the three months ended September 30, 2002, compared to $20.5 million for the three months ended September 30, 2001. The quarter ended September 30, 2002 was our sixth consecutive quarter of declining negative adjusted EBITDA. We expect to continue to experience decreasing negative adjusted EBITDA as we continue to grow the customer base in each of our markets. EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. Amounts reported as adjusted EBITDA have been adjusted to exclude the cumulative effect of change in accounting principles, goodwill impairment, restructuring charge, gain on cancellation of debt, unrealized loss on derivative instrument, minority interests, equity in loss of affiliate and stock-based compensation expense. Management believes EBITDA is a measure commonly used in the telecommunications industry in assessing companies' operating performance, leverage and ability to incur and service debt. Adjusted EBITDA is presented to enhance an understanding of NuVox's operating results and is not intended to represent cash flow or results of operation in accordance with accounting principles generally accepted in the United States of America. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to earnings (loss) from operations and net income (loss) as a measure of performance or an alternative to cash flow as a measure of liquidity. Neither EBITDA nor adjusted EBITDA is necessarily comparable to similarly titled measures of other companies. Each is thus susceptible to varying calculations.

         Our net income was $13.6 million for the three months ended September 30, 2002 compared to our net loss of $47.5 million for the three months ended September 30, 2001 and $36.0 million for the three months ended June 30, 2002. Net income for the three months ended September 30, 2002 includes a $119.6 million gain on cancellation of debt, partially offset by charges for restructuring and goodwill impairment totalling $79.3 million. Without those items, our net loss for the three months ended September 30, 2002 would have been $26.7 million.

        Nine Months Ended September 30, 2002 Compared to Nine months ended September 30, 2001

         Our revenues increased 75 percent to $99.7 million for the nine months ended September 30, 2002 from $56.9 million for the nine months ended September 30, 2001. The substantial increase in revenue reflects the continued development of our business.

         Local voice service revenues for the nine months ended September 30, 2002 and 2001 were $49.6 million and $33.3 million, respectively (of which $45.7 million and $24.9 million, respectively, were derived from services provided on-net). Long distance service revenues for the nine months ended September 30, 2002 and 2001 were $14.4 million and $8.6 million, respectively. Revenues generated from Internet access, web, data and other services and products for the three months ended September 30, 2002 and 2001 were $35.7 million and $15.0 million, respectively.

         Our cost of communication services amounted to $57.0 million for the nine months ended September 30, 2002 compared to $46.3 million for the same period in 2001. The increase in cost of communication services reflects the growth in access lines in service and the increase in revenue between the nine-month period ended September 30, 2002 and the same period from the prior year. Gross margin increased to 42.9% of revenue for the nine months ended September 30, 2002 as compared with a gross margin of 18.6% in the three-month period ended September 30, 2001. The improvement reflects the revenue and access line growth, more efficient utilization of our network facilities and rate reductions relating to certain network elements.

         Our selling, general and administrative expenses totaled $74.3 million, or 74.5 percent of revenues, for the nine months ended September 30, 2002 compared to $76.3 million, or 134 percent of revenues, for the same period in 2001. The relatively stable dollar amount of selling, general and administrative expenses reflects the success of our cost containment efforts and continued focus on administrative efficiencies.

         Bad debt expense totalled $4.7 million for the nine months ended September 30, 2002 compared to $2.0 million for the same period in 2001. The increase reflects a combination of increased customer volume and the general decline in the overall economic environment which has led to an increased level of delinquent accounts of bankrupt carriers, such as WorldCom and Global Crossing, and cash-strapped customers that have filed for bankruptcy, gone out of business or otherwise been disconnected for non-payment.

         Depreciation expense increased to $48.8 million for the nine months ended September 30, 2002 from $34.1 million for the same period in 2001. This reflects the installation of additional network equipment and computer hardware and software as a result of the expansion of services in the 30 markets in which we operate. Amortization expense of other intangible assets, excluding goodwill, increased to $1.6 million for the nine months ended September 30, 2002 from $0.5 million for the same period in 2001.

         Goodwill amortization expense decreased to zero for the nine months ended September 30, 2002 from $12.6 million for the same period in 2001 due to a change in the method of accounting for goodwill as a result of adopting a new accounting standard on January 1, 2002. The implementation of this accounting standard on January 1, 2002 resulted in a $180 million cumulative loss due to change in accounting principle. The events and circumstances surrounding our refinancing plan during the third quarter of 2002 resulted in a reassessment of our remaining $46.0 million carrying value of our goodwill. As a result of this interim impairment test, we concluded our remaining goodwill was fully impaired and recorded an impairment charge of $46.0 million.

         Interest expense for the nine months ended September 30, 2002 was $10.3 million as compared to interest expense of $9.3 million in the same period in 2001. The increase in interest expense is due to higher average borrowings in 2002.

         Interest income is earned on the short-term investment of available cash. Interest income decreased from $1.6 million for the nine months ended September 30, 2001 to $0.2 million in the same period in 2002, due to lower average cash balances.

         The unrealized gain/loss on derivative instrument is attributable to changes in the fair value of our interest rate swaption agreement and interest rate cap and floor agreement. On August 14, 2002, these agreements were settled for approximately $1.6 million and cancelled as a part of our refinancing plan.

         We had negative adjusted EBITDA of $31.5 million for the nine months ended September 30, 2002, compared to negative adjusted EBITDA of $65.8 million for the nine months ended September 30, 2001.

         Our net loss before change in accounting principles was $53.9 million for the nine months ended September 30, 2002, a 60 percent improvement when compared to our net loss before change in accounting principles of $134.9 million for the nine months ended September 30, 2001.

         The implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 resulted in a $2.5 million cumulative loss due to change in accounting principle recorded during the nine months ended September 30, 2001.

         Our net loss for the nine months ended September 30, 2002 was $233.9 million, compared to $137.3 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

         Actions taken during the second quarter of 2002 by certain of our lenders led us to conclude that those lenders desired to be relieved of their contractual obligations to fund their remaining unfunded commitments under our $225 million senior secured credit facility. As a result, we determined that it would be prudent to take steps to conserve cash and evaluate our financial alternatives. Following lengthy discussions and negotiations, we reached agreements with our lenders and equity investors for additional debt and equity financing and a restructuring of our existing indebtedness and adopted revisions to our business plan which include additional reductions in our operating and capital costs to reduce the amount of cash required to fund our operations to positive free cash flow. Key elements of the revised business plan include reductions in force, consolidation of network management and service delivery centers, and discontinuation of non-core businesses.

         In accordance with our revised financial plan, we have

  effected a plan of recapitalization on July 9, 2002 pursuant to which each then outstanding share of NuVox common stock was converted into the right to receive 1/100 of a share of common stock and the then outstanding shares of NuVox preferred stock were converted into shares of NuVox common stock at their then existing conversion ratios, taking into account the 1 – for – 100 conversion ratio of the common stock, amended our Certificate of Incorporation to provide for authorized capital stock consisting of (i) 500 million shares of common stock, of which 5.2 million shares were issued and outstanding following effectiveness of the plan of recapitalization, and (ii) 400 million shares of preferred stock, of which 100 million shares were designated as Series A Convertible Preferred Stock and 48.9 million shares were issued and outstanding at September 30, 2002, completed a rights offering to existing stockholders pursuant to which we issued and sold during July and August 2002 an aggregate of approximately 44 million shares of Series A Convertible Preferred Stock for cash proceeds of approximately $66 million, and entered into an amendment and restatement of our senior secured credit facility on August 14, 2002, pursuant to which our debt has been restructured as follows:

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

  (3)     the continuing lenders, General Electric Capital Corporation and CIT Lending Services
           Corporation, have loaned us an additional $10.0 million and $2.5 million, respectively, which loans are evidenced by our senior secured notes due September 30, 2006 ("Senior Secured
           Notes"), with interest thereon through September 30, 2004 payable at the same rate as was provided for under the previous credit facility through the issuance of additional Senior Secured Notes and interest thereafter payable in cash quarterly in arrears at LIBOR plus 4.25%, and with principal payable in consecutive quarterly installments totalling 30% of the total principal amount during the period from September 30, 2004 through June 30, 2006 and 70% on September 30, 2006;

  (4)     General Electric Capital Corporation has exchanged its $25.5 million principal amount of indebtedness under the previous credit facility for
             –   $10.0 million principal amount of Senior Secured Notes, and
             –   4,833,333 shares of Series A preferred stock; and

  (5)     CIT Lending Services Corporation has exchanged its $25.5 million principal amount of indebtedness under the previous credit facility for
             –   $3.8 million principal amount of Senior Secured Notes, and
             –   non-interest bearing junior unsecured discount note due September 30, 2008 with an initial accreted value of approximately $10.5 million and an accreted value at maturity of $21.7 million.

         The restructuring of the outstanding indebtedness resulted in the recognition of a $119.6 million gain on the cancellation of debt. The $119.6 million gain was calculated in accordance with Statement of Financial Accounting Standards, No. 15. The gain was computed as the total reduction in carrying values of the senior secured credit facility and the interest rate hedging agreement as compared to the carrying values of the securities issued in connection with the debt restructuring, less transaction costs and the write-off of unamortized deferred financing costs. The carrying values of the securities issued in connection with the debt restructuring include all future potential interest and principal payments associated such securities. The impact the gain on cancellation of debt had on basic earnings per share was $24.83 and $72.89 for the three and nine months ended September 30, 2002, respectively.

         After giving effect to the $12.5 million of additional loans under the amended and restated credit facility and the elimination of approximately $160.5 million of obligations under the existing credit facility, as of September 30, 2002, NuVox's outstanding long-term debt was approximately $53.4 million as follows (in thousands):

Senior Secured Notes	$ 28,999
Junior Unsecured Discount Note	21,724
Other long-term debt	2,676

$ 53,399

As of September 30, 2002, the accreted value of the $21.7 million junior unsecured discount note was approximately $10.7 million at the agreed upon 12.0% discount rate.

         At September 30, 2002, our cash and cash equivalents totalled approximately $43.7 million. Based upon our revised business plan, we believe this will fully fund our operations to positive free cash flow. However, our revised business plan is based upon numerous assumptions and estimates regarding our future performance and results and our actual performance and results may differ substantially from those contemplated by our revised business plan as a result of the risks and uncertainties inherent in our business.

         On November 13, 2002, our Board of Directors approved the offering of an aggregate of up to ten million additional shares of Series A Convertible Preferred Stock to two accredited institutional investors who are not currently NuVox stockholders and the offering of an aggregate of up to six million additional shares of Series A Convertible Preferred Stock to existing stockholders. If fully subscribed, these offerings would result in additional cash proceeds totalling $24 million.

         Our capital spending for the nine months ended September 30, 2002 totaled $20.7 million or 73 percent below the $75.5 million invested during the nine months ended September 30, 2001. Our planned capital expenditures for the balance of 2002 and all of 2003, primarily for demand-driven capital spending, total approximately $30 million.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which we will adopt for transactions occurring subsequent to May 15, 2002. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity, and also establishes that fair value be the objective for initial measurement of the liability. We will adopt this standard on January 1, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2002 and December 31, 2001, the carrying value of our debt obligations was $50.9 million and $163.9 million, respectively, and the weighted average interest rate on our debt obligations was 6.2% and 6.5%, respectively. Because the interest rates on certain of our debt obligations are at floating rates, we are exposed to interest rate risks. If market interest rates had been 1% higher, our interest expense for the nine months ended September 30, 2002 and 2001 would have been increased by $0.7 million and $0.9 million, respectively.

         The terms of our previous senior secured credit facility required us to maintain agreements to hedge against such interest rate risks with an aggregate notional principal amount of not less than 50% of the aggregate principal amount of the outstanding indebtedness thereunder. Accordingly, we maintained a derivative financial agreement which included an interest rate swaption agreement and interest rate cap and floor agreements. These agreements limited our exposure to and benefits from interest rate fluctuations on our variable rate debt within a certain range of rates. At December 31, 2001, the fair value of this interest rate collar agreement was a liability of $9.3 million. The fair value of this interest rate collar agreement is estimated based on quotes from brokers and represents the estimated amount we would expect to pay to terminate the agreement on December 31, 2001. On August 14, 2002, these agreements were settled for approximately $1.6 million and cancelled as part of our refinancing plan. During the nine months ended September 30, 2002, we recorded a $1.7 million unrealized loss on derivative instrument. During the nine months ended September 30, 2001, we recorded a $7.2 million unrealized loss on derivative instrument and a $2.5 million cumulative loss due to change in accounting principle for derivative instruments. These gains or losses are attributable to changes in the fair value of this interest rate collar agreement. The terms of our amended and restated senior secured credit facility do not require us to maintain any hedge against interest rate risks.

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

Item 4.           Controls and Procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

        (c)         During the three months ended September 30, 2002, NuVox offered and sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

         Series A Convertible Preferred Stock

         Pursuant to a Securities Purchase Agreement among NuVox and the Purchasers named therein, dated as of July 9, 2002, as amended July 13, 2002 and August 9, 2002, NuVox issued and sold an aggregate of 44,017,165 shares of Series A Convertible Preferred Stock, par value $.01 per share, at a price of $1.50 per share or $66,025,748 in the aggregate. The shares of Series A Convertible Preferred Stock were issued and sold to existing holders of NuVox's common and preferred stock. A total of $21.2 million of the proceeds of the issuance and sale of such shares has been used to repay certain indebtedness. We plan to use the balance of such proceeds for general corporate purposes, including capital expenditures, operating expenses, acquisitions and working capital.

         Pursuant to a Securities Purchase Agreement among NuVox and General Electric Capital Corporation, dated as of August 14, 2002, NuVox issued and sold 4,833,333 shares of Series A Convertible Preferred Stock, with an agreed value of $1.50 per share, or $7,250,000 in the aggregate, to restructure notes outstanding under NuVox's senior secured credit facility and held by General Electric Capital Corporation in the principal amount of $15,474,453.

         Each share of NuVox's Series A Convertible Preferred Stock is convertible at any time at the option of the holder into 1.3155 shares of NuVox common stock, subject to customary anti-dilution adjustments.

         The issuance of the shares of Series A Convertible Preferred Stock described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The purchasers of such shares represented their intention to acquire such shares for investment purposes only and not with a view to or for distribution in connection with these transactions. All investors had adequate access to information about NuVox through their relationship with NuVox and through information that NuVox made available to them. Each purchaser of such shares is a party to a stockholders' agreement that restricts the purchaser's ability to transfer any of such shares and the certificates evidencing such shares contain appropriate legends describing such transfer restrictions.

Item 4.           Submission of Matters to a Vote of Security Holders

         By written consent in lieu of a special meeting of NuVox stockholders effective as of July 9, 2002, in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware, the holders of (i) more than two-thirds of the outstanding shares of NuVox common and preferred stock, voting together as a single class on an as converted basis, and (ii) more than two-thirds of the outstanding shares of all of the shares of preferred stock voting together as a single class on an as-converted basis, voted their shares to approve, adopt and consent to the following actions:

  the adoption of a Plan of Recapitalization of NuVox;

  an amendment of Section C.1(iv)(i) of Article Fourth of NuVox's Amended and Restated Certificate of Incorporation;

  an amendment to Section 3.2 of NuVox's By-Laws; and

  the election of three directors.

         A total of 360,891,153 votes were cast for approval of such actions as follows:

	Number of Votes	Number of Votes
	For Approval	Withheld or Abstained

Series B Preferred Stock	—	4,172,948
Series C-1 Preferred Stock	—	132,259
Series C-2 Preferred Stock	—	1,946,380
Series C-3 Preferred Stock	—	8,379,572
Series D Preferred Stock	46,057,301	14,005,087
Series E-1 Preferred Stock	60,550,002	19,999,998
Series E-2 Preferred Stock	12,500,000	—
Series E-3 Preferred Stock	62,173,200	58,307,009
Series E-4 Preferred Stock	5,420,112	9,934,346
Series E-6 Preferred Stock	460,096	217,273
Series E-7 Preferred Stock	1,190,000	3,870,000
Series E-8 Preferred Stock	663,599	—
Series E-9 Preferred Stock	1,382,730	5,424
Series E-10 Preferred Stock	2,918,734	2,260,663
Series E-11 Preferred Stock	17,696	191,338
Series E-12 Preferred Stock	167,553,715	36,906,030
Common Stock	3,968	1,001,466

Total	360,891,153	161,329,793

         The persons elected as directors by this written consent were Robert R. Gheewalla, G. Jackson Tankersley, Jr. and Jack Tyrrell. The directors who continued in office following such election were G. Michael Cassity, L. Watts Hamrick, III, Michael R. Hannon, Charles S. Houser, William Laverack, Jr. and David L. Solomon.

         Pursuant to the Plan of Recapitalization referred to above, (1) each outstanding share of NuVox common stock, $0.01 par value per share, was converted into the right to receive 1/100 of a share of NuVox common stock, (2) the outstanding shares of NuVox Series B, C-1, C-2, C-3, D, E-1, E-2, E-4, E-6, E-7, E-8, E-9, E-10, E-11 and E-12 preferred stock, $0.01 par value per share, were converted into shares of NuVox common tock at their then existing conversion ratios, taking into account the 1 – for – 100 conversion ratio of the common stock, and (3) an Amended Certificate of Incorporation, which set forth the rights of holders of shares of NuVox common stock and NuVox Series A Convertible Preferred Stock, was adopted, which was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Item 6.           Exhibits and Reports on Form 8-K.

        (a)         Exhibits filed with (or incorporated by reference into) this report:

Exhibit No.	Description
10.1	Amended and Restated Credit and Guaranty Agreement dated as of August 14, 2002, filed herewith.
10.2	Junior Discount Preferred Note dated August 14, 2002, filed herewith.

        (b)         Reports on Form 8-K:

                      No reports on Form 8-K were filed by NuVox during the quarter ended September 30, 2002.

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

NUVOX, INC.
November 14, 2002	By:	/s/ David L. Solomon
David L. Solomon, Chairman and Chief Executive Officer (Pricipal Executive Officer)
November 14, 2002	By:	/s/ Ronald D. Webster
Ronald D. Webster, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

         I, David L. Solomon, Chairman and Chief Executive Officer of NuVox, Inc., certify:

(1)	I have reviewed this quarterly report on Form 10-Q of NuVox, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(iii)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(i)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NUVOX, INC.
November 14, 2002	By:	/s/ David L. Solomon
David L. Solomon, Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

         I, Ronald D.Webster, Executive Vice President and Chief Financial Officer of NuVox, Inc., certify:

(1)	I have reviewed this quarterly report on Form 10-Q of NuVox, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(iii)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(i)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

NUVOX, INC.
November 14, 2002	By:	/s/ Ronald D. Webster
Ronald D. Webster, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Credit and Guaranty Agreement dated as of August 14, 2002, filed herewith.
10.2	Junior Discount Preferred Note dated August 14, 2002, filed herewith.